Form 10-Q
period 1998-09-30
PILOT NETWORK SERVICES INC
filed 1998-11-16
CIK 1063921

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 1998.

                                      or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                        Commission File Number: 0-24507

                         PILOT NETWORK SERVICES, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      94-3305774
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)

                          1080 MARINA VILLAGE PARKWAY
                               ALAMEDA, CA 94501
         (Address of principal executive offices, including zip code)

                                (510) 433-7800
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

At September 30, 1998, there were 13,925,092 shares of the Registrant's Common Stock outstanding.

                         PILOT NETWORK SERVICES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                                   Page Number
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                                        3

            Consolidated Balance Sheets as of September 30, 1998 and
            March 31, 1998

            Consolidated Statements of Operations for the three months and six months ended September 30, 1997 and 1998

            Consolidated Statements of Cash Flows for the six months ended September 30, 1997 and 1998

            Notes to Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition and             7
            Results of Operations

PART II     OTHER INFORMATION                                                          15

Item 2.     Change in Securities and Use of Proceeds                                   15

Item 4.     Submission of Matters to a Vote of Security Holders                        16

Item 6.     Exhibits and Reports on Form 8-K                                           16



SIGNATURES                                                                             17


INDEX TO EXHIBITS                                                                      17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         PILOT NETWORK SERVICES, INC.

                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                  (unaudited)

                                                                           March 31,        Sept. 30,
                                                                             1998             1998
                                                                             ----             ----
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                $  1,447         $ 31,221
  Short-term investments                                                          -           11,848
  Trade receivables, less allowance for doubtful accounts                     1,066            1,818
  Prepaid and other current assets                                              273              404
                                                                           --------         --------
    Total current assets                                                      2,786           45,291
Property and equipment, net                                                   5,994            8,140
Other assets, net                                                               142              729
                                                                           --------         --------
                                                                           $  8,922         $ 54,160
                                                                           ========         ========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                         $  2,057         $  1,911
  Accrued expenses                                                              601            1,404
  Line of credit                                                                  -              726
  Term loan                                                                       -            6,000
  Current portion of capital lease obligation                                 1,549            1,780
  Deferred revenue                                                            1,542            1,395
                                                                           --------         --------
    Total current liabilities                                                 5,749           13,216
Capital lease obligations, net of current portion                             3,444            4,549
                                                                           --------         --------
    Total liabilities                                                         9,193           17,765
                                                                           --------         --------
Commitments
Redeemable convertible preferred stock, $0.001 par value;
    7,432,810 shares authorized and 6,363,030 shares issued
    and outstanding as of March 31,1998, and no shares authorized,
    issued and outstanding as of September 30, 1998.                         12,143                -
Stockholders' equity (deficit):
  Convertible Series A preferred stock, $0.001 par value; 1,400,000 shares authorized, issued and outstanding as of March 31, 1998, and no shares authorized, issued and outstanding as of September
    30, 1998.                                                                     1                -
  Common stock, $0.001 par value; 40,000,000 shares authorized;
    2,050,536 and 13,925,092 shares issued and outstanding as
    of March 31, 1998 and September 30, 1998, respectively.                       2               14
  Additional paid-in capital                                                  1,169           60,490
  Accumulated other comprehensive income                                          -              157
  Deferred stock compensation                                                  (891)          (2,361)
  Accumulated deficit                                                       (12,695)         (21,905)
                                                                           --------         --------
     Total stockholders' equity (deficit)                                   (12,414)          36,395
                                                                           --------         --------
                                                                           $  8,922         $ 54,160
                                                                           ========         ========

           See accompanying notes to condensed financial statements.

                          PILOT NETWORK SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                               Three months ended               Six months ended
                                                 September 30,                    September 30,
                                             1997            1998              1997              1998
                                          ---------        ---------         ---------        ---------
Service revenues                           $ 2,774          $ 3,770           $ 5,235          $ 7,490
Cost of service revenues                     2,290            4,581             4,035            8,604
                                           -------          -------           -------          -------
Gross margin                                   484             (811)            1,200           (1,114)
                                           -------          -------           -------          -------
Operating costs and expenses:
 Sales and marketing                           850            2,134             1,717            4,268
 Engineering and development                   184              386               327              685
 General and administrative                    390              728               731            1,416
                                           -------          -------           -------          -------

 Operating expenses                          1,424            3,248             2,775            6,369
                                           -------          -------           -------          -------

Operating loss                                (940)          (4,059)           (1,575)          (7,483)
Interest expense, net                          (94)          (1,031)             (177)          (1,239)
                                           -------          -------           -------          -------
Net loss                                   $(1,034)         $(5,090)          $(1,752)         $(8,722)

 Accretion on redeemable convertible
  preferred stock                             (364)            (151)             (496)            (488)

 Net loss attributable to common
  stockholders                             $(1,398)         $(5,241)          $(2,248)         $(9,210)
                                           =======          =======           =======          =======

Basic and diluted net loss per share       $ (0.69)         $ (0.60)          $ (1.12)         $ (1.68)
                                           =======          =======           =======          =======

Shares used in computing net loss per
  share                                      2,014            8,752             2,010            5,477
                                           =======          =======           =======          =======

Pro forma basic and diluted net loss
  per share                                                 $ (0.42)                           $ (0.79)
                                                            =======                            =======

 Shares used in computing pro forma net
  loss per share                                             12,202                             11,084
                                                            =======                            =======


           See accompanying notes to condensed financial statements.

                         PILOT NETWORK SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)


                                                                           Six months ended
                                                                             September 30,
                                                                          1997          1998
                                                                          ----          ----
Cash flows from operating activities:
  Net loss                                                             $ (1,752)     $ (8,722)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           969         1,790
    Amortization of deferred compensation                                    20           705
    Amortization of financing costs                                           -           750
    Changes in operating assets and liabilities:
      Trade receivables                                                    (504)         (752)
      Prepaid and other assets                                               12          (271)
      Accounts payable                                                      389          (146)
      Accrued expenses                                                      221           803
      Deferred revenue                                                      700          (146)
                                                                       ---------     ---------
      Net cash provided by (used in) operating activities                    55        (5,989)
                                                                       ---------     ---------
Cash flows used in investing activities:
  Purchases of property and equipment                                      (566)       (1,560)
  Purchase of short-term investments                                          -       (11,691)
                                                                       ---------     ---------
      Net cash used in investing activities                                (566)      (13,251)
                                                                       ---------     ---------
Cash flows from financing activities:
  Net proceeds from issuance of preferred and common stock                    2        43,326
  Proceeds from working capital line of credit                                -           726
  Proceeds from term loan                                                     -         6,000
  Payments under capital lease obligations                                 (550)       (1,038)
                                                                       ---------     ---------
      Net cash provided by (used in) financing activities                  (548)       49,014
                                                                       ---------     ---------

Net increase (decrease) in cash and cash equivalents                     (1,059)       29,774

Cash and cash equivalents, beginning of period                            3,081         1,447
                                                                       ---------     ---------
Cash and cash equivalents, end of period                               $  2,022      $ 31,221
                                                                       =========     =========

Supplemental disclosure of cash flow information:
  Cash paid during the period-interest                                 $    238      $    706
                                                                       =========     =========
Noncash financing activities:
  Assets acquired under capital lease obligations                      $  1,349      $  2,373
                                                                       =========     =========
  Accretion on preferred stock                                         $    496      $    488
                                                                       =========     =========

           See accompanying notes to condensed financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        Basis of presentation

          The financial statements included herein for Pilot Network Services, Inc. have been prepared by the Company, without audit, pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months and the six months ended September 30, 1998, are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's March 31, 1998, financial statements and notes thereto included in the Company's prospectus filed with the Securities and Exchange Commission and dated August 10, 1998.

2.        Initial public offering

          On August 10, 1998, the Company completed an initial public offering in which it sold 3,110,000 shares of common stock at $14.00 per share. Upon the closing of this offering, all of the Series A through Series F Preferred Stock converted to 7,763,030 shares of common stock. Additionally, Series F Preferred Warrants were exercised and converted to 600,000 shares of common stock.

3.        Basic and diluted net loss per share

          The Company adopted Statement of Financial Accounting Standards No. 128,"Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 during the year ended March 31, 1998. Net loss per share is computed using the weighted average number of common shares outstanding during the period. Inclusion of common share equivalents would be dilutive and have been excluded from per share calculations. Pro forma net loss per share includes the Company's preferred stock on an as-converted basis.

4.        Recent accounting pronouncements

          In June 1997, the Financial Accounting Standards Board issued SFAS 130,"Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Adoption of SFAS 130 did not have a material effect on the Company's financial statements for the quarter ended September 30, 1998.

          In June 1997, the Financial Accounting Standards Board issued SFAS 131,"Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not determined what separately reportable business segments, if any, it may have under SFAS 131.

          In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments and hedging activities. The Company is required to adopt SFAS 133 in the first quarter of fiscal year 2001. The Company does not anticipate that SFAS 133 will have a material impact on its financial statements.


ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


    In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors that may be described in other documents the Company files from time to time with the Securities and Exchange Commission, including its Registration Statement on Form S-1 filed by the Company on August 10, 1998, and any Annual and Quarterly Reports on Forms 10-K and 10-Q filed by the Company in the future.

OVERVIEW

    Pilot Network Services, Inc. provides comprehensive security services that incorporate high bandwidth connectivity and enable secure electronic commerce over the Internet. Pilot's services include secure access and gateway services, secure hosting and electronic commerce services, and secure extranet and virtual private networking services. The Company delivers its services from geographically dispersed Network Security Centers that are connected through its secure high performance Internet backbone.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

    SERVICE REVENUES. In the three months ended September 30, 1998, service revenues increased 36% to $3.8 million from $2.8 million in the three months ended September 30, 1997. This growth was due primarily to increases in the number of new customers and to additional services sold to existing customers. To a lesser extent, annual price increases for various offered services also contributed to this growth.

    COST OF SERVICE REVENUES. Cost of service revenues increased to $4.6 million, or 122% of service revenues, in the three months ended September 30, 1998, compared to $2.3 million, or 83% of service revenues, in the three months ended September 30, 1997. The increase in cost of service revenue was a result of an increase in security implementation, customer service and operations personnel to 63 at September 30, 1998, as well as increases in recruiting, consulting, telecommunications and depreciation directly related to the Company's revenue growth. Additionally, incremental costs associated with preparations to open three new Network Security Centers contributed to the increase in cost service revenue. The Company expects that its cost of service revenues as a percentage of service revenues may remain above 100% for at least the remaining quarters of the current fiscal year as a result of the continuing expansion of the Company's Network Security Centers.

    SALES AND MARKETING. Sales and marketing expenses increased 151% to $2.1 million in the three months ended September 30, 1998 from $0.9 million in the three months ended September 30,

1997 and increased as a percentage of service revenues to 57% for the three months ended September 30, 1998 from 31% for the three months ended September 30, 1997. The increase in sales and marketing expense was a result of an increase in sales and marketing personnel to 44 at September 30, 1998, as well as increases in recruiting, commissions and sales promotion directly related to the expanded sales activity.

    ENGINEERING AND DEVELOPMENT. Engineering and development expenses increased 110% to $0.4 million in the three months ended September 30, 1998 from $0.2 million in the three months ended September 30, 1997 and increased as a percentage of service revenues to 10% for the three months ended September 30, 1998 from 7% for the three months ended September 30, 1997. The increase in engineering and development expense was a result of an increase in personnel to 9 at September 30, 1998, as well as increases in recruiting and consulting. The Company expects that its engineering and development expenses will continue to increase in absolute dollars as the Company makes additional investments in developing its secure electronic commerce services.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 87% to $0.7 million in the three months ended September 30, 1998 from $0.4 million in the three months ended September 30, 1997 and increased as a percentage of service revenues to 19% for the three months ended September 30, 1998 from 14% for the three months ended September 30, 1997. The increase in general and administrative expense was a result of an increase in personnel to 13 at September 30, 1998, as well as increases in recruiting, professional fees, business taxes and amortization of deferred compensation. The Company expects that its general and administrative expenses will continue to increase in absolute dollars as the Company continues to expand its operations and incur additional costs associated with being a public company.


SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    SERVICE REVENUES. In the six months ended September 30, 1998, service revenues increased 43% to $7.5 million from $5.2 million in the six months ended September 30, 1997. This growth was due primarily to increases in the number of new customers and to additional services sold to existing customers. To a lesser extent, annual price increases for various offered services also contributed to this growth.

    COST OF SERVICE REVENUES. Cost of service revenues increased to $8.6 million, or 115% of service revenues, in the six months ended September 30, 1998, compared to $4.0 million, or 77% of service revenues, in the six months ended September 30, 1997. The increase in cost of service revenue was a result of an overall increase in customer service and operations personnel as well as an increase in the average cost of such personnel. Additionally, increases in recruiting, consulting, telecommunications, equipment leases and depreciation, all associated with existing and the opening of four new Network Security Centers contributed to the increase in cost of service revenue. The Company also incurred higher than usual expenses due to the conversion of its backbone network from a "frame relay" network to an ATM network completed within the first quarter of fiscal year 1999. The Company expects that its cost of service revenues as a percentage of service revenues may remain above 100% through the remainder of the fiscal year as a result of the continuing expansion of the Company's Network Security Centers.

    SALES AND MARKETING. Sales and marketing expenses increased 149% to $4.3 million in the six months ended September 30, 1998 from $1.7 million in the six months ended September 30, 1997 and increased as a percentage of service revenues to 57% for the six months ended September 30, 1998 from 33% for the six months ended September 30, 1997. The increase in sales and marketing expense was a result of hiring additional sales and marketing personnel and expanding marketing programs in connection with the Company's expansion of its operations. The Company expects that sales and marketing expenses will continue to increase in absolute dollars for the remainder of the fiscal year.

    ENGINEERING AND DEVELOPMENT. Engineering and development expenses increased 110% to $0.7 million in the six months ended September 30, 1998 from $0.3 million in the six months ended September 30, 1997 and increased as a percentage of service revenues to 9% for the six months ended September 30, 1998 from 6% for the six months ended September 30, 1997. The increase in engineering and development expense was a result of increases in personnel and consulting related expenses in connection with continuing efforts to develop new security methodologies, integrate and enhance acquired third-party technologies to support the Company's security and add new service offerings. The Company expects that its engineering and development expenses will continue to increase in absolute dollars for the remainder of the fiscal year as a result of this increased investment activity.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 94% to $1.4 million in the six months ended September 30, 1998 from $0.7 million in the six months ended September 30, 1997 and increased as a percentage of service revenues to 19% for the six months ended September 30, 1998 from 14% for the six months ended September 30, 1997. The increase in general and administrative expense was a result of increases in personnel, recruiting, professional fees, business taxes and amortization of deferred compensation. The Company expects that its general and administrative expenses will continue to increase in absolute dollars for the remainder of the fiscal year as the Company continues to expand its operations and incur additional costs associated with being a public company.


LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998, the Company's cash, cash equivalents and short term investments totaled $43.1 million as compared to cash and equivalents of $1.4 million at March 31, 1998. The Company completed an initial public offering of 3,250,000 shares of common stock, including 3,110,000 shares by the Company and 140,000 shares by selling stockholders, on August 10, 1998 at $14.00 per share resulting in net proceeds to the Company of $39.4 million. Immediately prior to the initial public offering, common stock options and warrants to purchase shares of Series F Preferred Stock convertible to 600,000 shares of common stock were exercised resulting in additional net proceeds to the Company of $3.8 million.

    As of September 30, 1998, the Company had an $8.0 million equipment line of credit and lease facility for financing of equipment purchases at interest rates of approximately 15%. Borrowing under the financing is repayable in monthly installments of principal and interest over 48 months and is secured by a lien on the financed equipment. As of September 30, 1998, the Company had borrowed an aggregate of $5.2 million under these lines of credit and lease facilities.

    On May 11, 1998, the Company negotiated a line of credit with a financial institution for an aggregate amount of $1.5 million. The line of credit currently bears interest of 10.5% per annum and is secured by assets of the Company. At September 30, 1998, $774,000 of this debt facility was available.

    On June 30, 1998, the Company completed a borrowing arrangement with two lenders providing $6.0 million of short term financing. The loans expires in June 1999 and bear interest at 13.5% per annum. The loans contain various pre-payment options available after the Company's initial public offering date of August 10, 1998. As additional consideration, the Company issued 150,000 warrants to purchase common stock at $11.20 per share. The Company calculated a fair value of the warrants of $1.2 million which amount was capitalized and amortized over the expected terms of the loans. In September 1998 one of the lenders informed the Company of its intent to exercise its option for repayment of $3.0 million which was subsequently repaid on October 1, 1998.

    The Company's working capital and capital requirements will depend upon numerous factors including plans to incur substantial additional capital expenditures primarily for additions to and expansions of its Network Security Centers, developing, acquiring or licensing new applications and technologies, and the level of resources that the Company devotes to its sales and marketing activities. The Company believes that its existing capital resources and available equipment lease financing arrangements will be adequate to fund its current operations for at least the next 12 months. However, there can be no assurance that the Company will be successful in generating anticipated levels of cash from operations or borrowings. If the Company is unable to generate sufficient cash flow from operations or additional borrowings, it may be required to sell assets, scale down its operations and expansion plans, refinance all or a portion of its existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on the Company's business, results of operations and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.

  On October 19, 1998, the Company announced an open-market common stock repurchase program under which the Company would repurchase up to 1.5 million shares of its Common Stock. As of November 13, 1998, 450,936 shares had been repurchased, at an aggregate cost to the Company of approximately $2.7 million.


YEAR 2000 RISKS

  The Company has established procedures for evaluating and managing the risks and costs associated with the Year 2000 problem and believes that the internal computer systems that the Company has developed are currently Year 2000 compliant. To date, the Company has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in order to comply with Year 2000 requirements in the foreseeable future.

  Despite the Company's belief that its internal computer systems are currently Year 2000 compliant, many of the Company's customers maintain their Internet operations on commercially available operating systems, which may be impacted by Year 2000 complications. In addition, the Company relies on third party vendors for certain equipment and software included within the Company's services which may not be Year 2000 compliant. The Company is in the early stages of conducting an audit of its third-party suppliers as to the Year 2000 compliance of their systems. The Company believes its audit will be complete by the end of 1999. However, the failure to correct or discover a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

  The dates on which the Company believes its Year 2000 readiness will be completed is based on the Company's management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party cooperation and modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of Year 2000 compliant solutions. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue and is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

  The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

  LIMITED OPERATING HISTORY; HISTORY OF LOSSES. The Company began operations in 1993, and has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of September 30, 1998, the Company had an accumulated deficit of approximately $21.9 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. The Company has recently made and expects to continue making significant investments in new and existing Network Security Centers, sales and marketing activities, and the development of new services. As a result, the Company experienced a decline in gross margin and an increase in net loss in fiscal 1998 and the first six months of fiscal 1999 and expects to continue experiencing significant net losses on a quarterly and annual basis for the foreseeable future, including a negative its gross margin at least through fiscal 1999. Failure of the Company's services to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved.

  POTENTIAL FLUCTUATIONS IN RESULTS OF OPERATIONS. The Company derives revenue from its customers primarily through initial setup fees and ongoing monthly service charges. For each new customer, the Company must incur costs in anticipation of the customer's decision to use the Company's services and in advance of the receipt of sufficient revenues to repay these costs and provide a return on the Company's investment. As a result, a relatively large portion of the Company's expenditures are fixed in the short-term, and the Company's success is substantially dependent on the continuous growth in its customer base and the retention of its customers for sufficient periods to provide returns on the Company's investment. There can be no assurance that the Company's customers will maintain or renew their commitments to use the Company's services. The Company typically experiences a lengthy sales cycle for its services, particularly given the importance to customers of adequately securing Internet connectivity for electronic commerce and the need to educate them regarding the requirements for effective network security. Changes in the rate of growth in the Company's customer base, customer renewal rates and the sales cycle for the Company's services, have caused, or are expected in the future to cause, significant fluctuations in the Company's results of operations on a quarterly and an annual basis.

  For these and other reasons, in some future quarters, the Company's results of operations may fall below the expectations of securities analysts or investors, which could have a material adverse effect on the market price of the Company's Common Stock.

  RISKS ASSOCIATED WITH SECURITY BREACHES. The Company's success is substantially dependent on the continued confidence of its current and future customers that the Company provides superior network security protection. Despite the Company's focus on Internet security, there can be no assurance that the Company will be able to stop unauthorized attempts, whether made unintentionally or by computer "attackers," to gain access to or disrupt the network operations of the Company's customers. The Company's Network Security Centers are designed to prevent unauthorized access to customers' networks from the Internet. Any failure by the Company to stop unauthorized access from the Internet or disruptions to related Internet operations of its customers could materially adversely affect such customers and the Company. Although the Company generally limits warranties and liabilities relating to security in its customer contracts, the Company's customers may seek to hold the Company responsible for any losses suffered by the customer as a result of unauthorized access to customers' network systems from the Internet. This could result in liability to the Company, which could have a material adverse effect upon its business, operating results and financial condition. Moreover, computer attackers from the Internet could infiltrate the Company's network and seek to sabotage its network or services by creating bugs or viruses or through other means. In addition, any adverse publicity resulting from any such unauthorized access could deter future customers from using the Company's services and could cause current customers to cease using the Company's services, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  RISKS ASSOCIATED WITH THE EMERGING MARKET FOR OUTSOURCED NETWORK SECURITY SERVICES. The market for Internet security monitoring, detection and defense services in general is new and rapidly evolving. If the market for such services fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

  RISKS OF BUSINESS EXPANSION AND MANAGEMENT OF GROWTH. The Company intends to expand domestically and internationally by adding Network Security Centers in new locations and expanding Network Security Centers in existing locations. The Company's inability to manage effectively its expansion, including any disruption of service to current customers, would have a material adverse effect upon the Company's business, results of operations and financial condition.

  In addition, the Company will be required to expend substantial resources for leases and improvements of facilities, significant improvements of such facilities, purchases of equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support, and sales and marketing personnel. Furthermore, any problems encountered in connection with the expansion of existing Network Security Centers may cause the interruption of service to current customers.

  The Company has recently hired large numbers of new employees. This growth has placed and may continue to place a significant strain on the Company's financial, management, operational and other resources. If the Company's executives are unable to manage growth effectively, the Company's business, results of operations and financial condition would be materially adversely affected.

  COMPETITION. The market served by the Company is new, rapidly evolving, highly competitive and largely undefined. There are few substantial barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. There can be no assurance that the Company will have the resources or expertise to compete successfully in the future.

  The Company competes with a broad range of products and services. Many of the Company's competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than the Company. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than the Company. In addition, the Company believes that the businesses in which the Company competes are likely to encounter consolidation in the near future, which could result in increased price and other competition that could have a material adverse effect on the Company's business, results of operations and financial condition.

  RISK OF SYSTEM FAILURE. The Company's success depends on the uninterrupted operation of its network infrastructure. Despite existing and planned precautions by the Company, the occurrence of a natural disaster or other unanticipated problems at one or more of the Company's Network Security

Centers could result in interruptions in the services provided by the Company. Any damage to or failure of the Company's systems or those of its service providers could result in reductions in, or terminations of, services supplied to the Company's customers. Such reductions or terminations in service could materially and adversely impact the Company's customers, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  FUTURE CAPITAL NEEDS. The Company expects to incur significant expenditures as part of its planned expansion, including expenditures for new and expanded Network Security Centers, increases in sales and marketing activities and the development of new services. There can be no assurance that the Company will be successful in generating anticipated levels of cash from operations or borrowings. If the Company is not successful, it may be required to sell assets, scale down its operations and expansion plans, seek to refinance all or a portion of its existing indebtedness or seek to obtain other financing earlier than planned, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained or would not result in significant dilution to the Company's stockholders.

  RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. A key component of the Company's long-term strategy is to expand into international markets. If revenue generated by any international Network Security Center is not adequate to offset the expense of establishing and maintaining any such international operation, the Company's business, results of operations and financial condition could be materially adversely affected. In addition, the Company faces certain risks inherent in conducting business internationally, any of which could adversely affect the Company's international operations.

  DEPENDENCE UPON SCALABILITY OF THE COMPANY'S NETWORK. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transmit increases, and as customer requirements change. The expansion and adaptation of the Company's telecommunications infrastructure will require substantial financial, operational and management resources. Due to the limited deployment of the Company's services to date, the ability of the Company's network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown, and the Company faces risks related to the network's ability to operate with higher customer levels while maintaining superior performance. The Company's failure to achieve or maintain high capacity data transmission could significantly reduce customer demand for its services and have a material adverse effect on its business, results of operations and financial condition. There can be no assurance that the Company will be able to expand or adapt its telecommunications infrastructure to meet additional demand or its customers' changing requirements.

  DEPENDENCE UPON THIRD PARTY NETWORK INFRASTRUCTURE PROVIDERS. The Company's success will depend upon third party network infrastructure providers. In addition, the Company relies on a number of public and private peering interconnections (i.e., arrangements among access providers to carry traffic of each other) to deliver its services. If the carriers that operate the Internet exchange points ("IXPs") were to discontinue their support of the peering points or to refuse to offer services to the Company and no alternative providers were to emerge, or such alternative providers were to increase the cost of utilizing the IXPs, the transmission of network traffic by the Company would be significantly constrained. If the Company were unable to access on a cost-effective basis alternative networks to distribute its customers' content or pass through any additional costs of utilizing these networks to its customers, the Company's business, results of operations and financial condition could be materially adversely affected.

  DEPENDENCE ON OTHER THIRD-PARTY RELATIONSHIPS. The Company is dependent on other companies to supply certain key components of its telecommunications infrastructure and system and network management solutions that, in the quantities and quality demanded by the Company, are available only from sole or limited sources. Any failure to obtain required components or software on a timely basis and at an acceptable cost would have a material adverse effect on the Company's business, results of operations and financial condition. The Company also intends to develop alternative distribution and lead generation channel partners for the Company's services, such as systems integration firms and bandwidth providers. Any failure by the Company to develop these channel partners could materially and adversely impact the ability of the Company to generate increased revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  RAPID TECHNOLOGICAL CHANGE; EVOLVING INDUSTRY STANDARDS. The Company's future success will depend, in part, on its ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of its current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for the Company's services is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. There can be no assurance that future advances in technology will be beneficial to, or compatible with, the Company's business or that the Company will be able to incorporate such advances on a cost-effective and timely basis into its business. The Company believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its services with products, services and architectures offered by various vendors as part of the Company's services. There can be no assurance that such products will be compatible with the Company's infrastructure or that such products will adequately address changing customer needs. In addition, there can be no assurance that products, services or technologies developed by others will not render the Company's services uncompetitive or obsolete.

  DEPENDENCE ON KEY PERSONNEL. The Company's success depends in significant part upon the continued services of its key technical, sales and senior management personnel, including the Company's President and Chief Executive Officer, Marketta Silvera, and the Company's Vice President, Engineering and Development, Thomas Wadlow. Any officer or employee of the Company can terminate his or her relationship with the Company at any time. The loss of the services of one or more of the Company's key employees or the Company's failure to attract additional qualified personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

  RISKS ASSOCIATED WITH INFORMATION DISSEMINATED THROUGH THE COMPANY'S NETWORK. The law relating to the liability of on-line services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. It is possible that claims could be made against on-line services companies and Internet access providers under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. The imposition upon the Company and other Internet network providers of potential liability for information carried on or disseminated through their systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources, or to discontinue certain service or product offerings.

  PROTECTION AND ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS. The Company relies on a combination of copyright, trademark, patent, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in technology underlying its services. There can be no assurance that patents or trademarks will be issued or granted from currently pending or any future applications, or that any patents or trademarks that may be issued or granted will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to the Company. The laws of certain foreign countries may not protect the Company's products, services or intellectual property rights to the same extent as do the laws of the United States.

  There can be no assurance that contractual arrangements or other steps taken by the Company to protect its intellectual property will prove sufficient to prevent infringement of or misappropriation of the Company's technology or to deter independent third-party development of similar technologies. Any such infringement or misappropriation, should it occur, could have a material adverse effect on the Company's business, results of operation and financial condition.

  To date, the Company has not been notified that the Company's products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement or indemnification by the Company with respect to current or future products. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product installation delays, prevent the Company from using important technologies or methods, subject the Company to substantial damages, or require the Company to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition.


PART II.  OTHER INFORMATION.


ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS.

    (d)   Use of Proceeds

         (1) The Company filed a Registration Statement on Form S-1 (the "Registration Statement"), File No. 333-57453, which was declared effective by the Securities and Exchange Commission on August 10, 1998.

         (2) The offering pursuant to the Registration Statement commenced on August 10, 1998.

         (3)  Not applicable

         (4)  (i)     The offering terminated after the sale of 3,250,000 shares of Common Stock. The over-allotment option to purchase
                      487,500 shares of Common Stock was not exercised by the Underwriters.
              (ii)    The managing underwriters of the offering were Credit
                      Suisse First Boston, BancAmerica Robertson Stephens and
                      Hambrecht & Quist.
              (iii)   The Company registered its Common Stock under the
                      Registration Statement.
              (iv)    The Company and the selling shareholders registered
                      3,597,500 and 140,000 shares of Common Stock, respectively. The aggregate price to the public for the 3,250,000 shares sold was $45,500,000, and all of such shares were sold to the public.
              (v)     From August 10, 1998 to September 30, 1998, the Company
                      incurred $4,183,048 of total expenses in connection with the offering as follows:
                         (a) $3,047,800 in underwriting discounts and commissions; and
                         (b) $1,135,248 in other expenses (not including finders' fees or expenses paid to or for the underwriters).
                      All of such expenses were direct or indirect payments to others.
              (vi) The net offering proceeds to the Company after deducting total expenses in clause (v) above were $39,356,952.
              (vii) From August 10, 1998 to September 30, 1998, the Company used the net offering proceeds, in direct or indirect payments to others, as follows:

                        After deducting underwriting discounts and commissions, and the offering expenses described above, the net proceeds to the Company were $39,356,952. As of September 30, 1998, the net proceeds, totaling $39,356,952, have been invested in short term, interest-bearing, investment-grade securities.

              (viii) The use of proceeds in clause (vii) above does not represent a material change in the use of proceeds described in the prospectus.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company was incorporated in California on August 6, 1992 and was reincorporated in Delaware on August 4, 1998 (the "Reincorporation"). Prior to the Reincorporation, the California predecessor of the Company was the Company's sole security holder and approved the Reincorporation on behalf of the Company by written consent on August 3, 1998.

The security holders of the California predecessor of the Company approved the following actions by written consent dated August 3, 1998: (i) the Reincorporation; (ii) the Amendment and Restatement of the California Predecessor's Articles of Incorporation to permit the Reincorporation; (iii) the adoption of the 1998 Directors' Stock Option Plan; (iv) the adoption of the 1998 Employee Stock Purchase Plan; and (v) the adoption of the 1998 Stock Option Plan. These actions were approved by a vote as follows:


Class of Stock        Outstanding      Voted For     Abstained

Common                  1,153,523      1,120,620        32,903
Series A Preferred        700,000        700,000             0
Series B Preferred        830,822        830,822             0
Series C Preferred        605,034        605,034             0
Series D Preferred        744,100        744,100             0
Series E Preferred        391,559        391,559             0
Series F Preferred        610,000        310,000       300,000


ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K


A.   Exhibits


Exhibit Number       Description of Exhibit

3.1                  Restated Certificate of Incorporation, dated September 29,
                     1998

27.1                 Financial Data Schedule


B.          Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 16, 1998            /s/ William C. Leetham
-----------------            ----------------------
                             William C. Leetham
                             Senior Vice President, Finance and Administration
                             Chief Financial Officer, Treasurer and Secretary
                             (Principal Financial Officer)

November 16, 1998            /s/ Robert G. Carrade
-----------------            ---------------------
                             Robert G. Carrade
                             Vice President, Finance and Administration
                             (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit Number     Description of Exhibit

3.1                Restated Certificate of Incorporation, dated September 29,
                   1998

27.1               Financial Data Schedule