Form 10-Q
period 1998-12-31
PILOT NETWORK SERVICES INC
filed 1999-02-16
CIK 1063921

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended December 31, 1998.

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

At December 31, 1998, there were 13,487,872 shares of the Registrant's Common Stock outstanding.

                        PILOT NETWORK SERVICES, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                    INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................   3

         Condensed Balance Sheets as of.................................   3
         March 31, 1998 and December 31, 1998

         Condensed Statements of Operations for the three months........   4
         and nine months ended December 31, 1997 and 1998

         Condensed Statements of Cash Flows for the.....................   5
         nine months ended December 31, 1997 and 1998

         Notes to Financial Statements..................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   7

PART II. OTHER INFORMATION..............................................  15

Item 2.  Changes in Securities and Use of Proceeds......................  15

Item 6.  Exhibits and Reports on Form 8-K...............................  15

SIGNATURES..............................................................  16

INDEX TO EXHIBITS.......................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PILOT NETWORK SERVICES, INC.

                            CONDENSED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                               March 31,          Dec. 31,
                                                                                 1998              1998
                                                                                 ----              ----
                                  ASSETS
Current assets:
 Cash and cash equivalents                                                     $  1,447          $ 15,808
 Short-term investments                                                               -            14,723
 Trade receivables, net                                                           1,066             3,217
 Prepaid and other current assets                                                   273               642
                                                                               --------          --------
  Total current assets                                                            2,786            34,390
Property and equipment, net                                                       5,994             9,583
Other assets, net                                                                   142               756
                                                                               --------          --------
                                                                               $  8,922          $ 44,729
                                                                               ========          ========
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                                              $  2,057          $  2,217
 Accrued expenses                                                                   601             1,403
 Line of credit                                                                       -               673
 Term loan                                                                            -             3,000
 Current portion of capital lease obligation                                      1,549             1,910
 Deferred revenue                                                                 1,542             1,719
                                                                               --------          --------
  Total current liabilities                                                       5,749            10,922
Capital lease obligations, net of current portion                                 3,444             4,340
                                                                               --------          --------
  Total liabilities                                                               9,193            15,262
                                                                               --------          --------
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value; 7,432,810 shares authorized and 6,363,030 shares issued and outstanding as of
 March 31,1998, and no shares authorized, issued and outstanding as of
 December 31, 1998                                                               12,143                 -
Stockholders' equity (deficit):
 Convertible Series A preferred stock, $0.001 par value; 1,400,000 shares authorized, issued and outstanding as of March 31, 1998, and no
  shares authorized, issued and outstanding as of December 31, 1998                   1                 -
 Common stock, $0.001 par value; 40,000,000 shares authorized; 2,050,536 and 13,487,872 shares issued and outstanding as of March 31, 1998 and
  December 31, 1998, respectively                                                     2                14
 Additional paid-in capital                                                       1,169            60,500
 Accumulated other comprehensive income                                               -               169
 Deferred stock compensation                                                       (891)           (1,955)
 Accumulated deficit                                                            (12,695)          (26,567)
 Treasury stock, 450,936 shares of common stock at cost
        as of December 31, 1998                                                       -            (2,694)
                                                                               --------          --------
  Total stockholders' equity (deficit)                                          (12,414)           29,467
                                                                               --------          --------
                                                                               $  8,922          $ 44,729
                                                                               ========          ========

           See accompanying notes to condensed financial statements.

                          PILOT NETWORK SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                      Three months ended              Nine months ended
                                                         December 31,                    December 31,
                                                     1997            1998            1997            1998
a                                                    ----            ----            ----            ----
Service revenues                                   $  2,977        $  4,480          $  8,212        $ 11,970
Cost of service revenues                              2,623           5,263             6,658          13,867
                                                   --------        --------          --------        --------
Gross margin                                            354            (783)            1,554          (1,897)
                                                   --------        --------          --------        --------
Operating costs and expenses:
 Sales and marketing                                  1,082           2,724             2,799           6,992
 Engineering and development                            243             386               570           1,071
 General and administrative                             435             722             1,166           2,138
                                                   --------        --------          --------        --------
 Operating expenses                                   1,760           3,832             4,535          10,201
                                                   --------        --------          --------        --------
Operating loss                                       (1,406)         (4,615)           (2,981)        (12,098)
Interest expense, net                                  (145)            (47)             (322)         (1,286)
                                                   --------        --------          --------        --------
Net loss                                           $ (1,551)       $ (4,662)         $ (3,303)       $(13,384)

Accretion on redeemable convertible preferred
 stock                                                 (254)              -              (750)           (488)
                                                   --------        --------          --------        --------
Net loss attributable to common stockholders       $ (1,805)       $ (4,662)         $ (4,053)       $(13,872)
                                                   ========        ========          ========        ========
Basic and diluted net loss per share               $  (0.89)       $  (0.34)         $  (2.01)       $  (1.68)
                                                   ========        ========          ========        ========
Shares used in computing net loss per share           2,033          13,580             2,018           8,266
                                                   ========        ========          ========        ========

Pro forma basic and diluted net loss per share                                                       $  (1.12)
                                                                                                     ========
Shares used in computing pro forma net loss
 per share                                                                                             11,947
                                                                                                     ========

           See accompanying notes to condensed financial statements.

                          PILOT NETWORK SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                         Nine months ended
                                                                            December 31,
                                                                        1997            1998
                                                                        ----            ----

Cash flows from operating activities:
 Net loss                                                             $ (3,303)       $(13,384)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                          1,571           2,816
  Amortization of deferred compensation                                     68           1,111
  Amortization of loan fees                                                  -             900
  Changes in operating assets and liabilities:
   Trade receivables                                                      (362)         (2,150)
   Prepaid and other assets                                                (96)           (688)
   Accounts payable                                                        387             160
   Accrued expenses                                                        517             802
   Deferred revenue                                                        849             177
                                                                      --------        --------
   Net cash used in operating activities                                  (369)        (10,256)
                                                                      --------        --------
Cash flows used in investing activities:
 Purchases of property and equipment                                    (1,021)         (3,646)
 Purchase of short-term investments                                          -         (14,553)
                                                                      --------        --------
   Net cash used in investing activities                                (1,021)        (18,199)
                                                                      --------        --------
Cash flows from financing activities:
 Net proceeds from issuance of preferred and common stock                2,006          43,335
 Proceeds from working capital line of credit                                -             673
 Proceeds from term loan                                                     -           6,000
 Payments of term loan                                                       -          (3,000)
 Purchases of treasury stock                                                 -          (2,694)
 Payments under capital lease obligations                                 (867)         (1,498)
                                                                      --------        --------
   Net cash provided by financing activities                             1,139          42,816
                                                                      --------        --------

Net increase (decrease) in cash and cash equivalents                      (251)         14,361

Cash and cash equivalents, beginning of period                           3,081           1,447
                                                                      --------        --------
Cash and cash equivalents, end of period                              $  2,830        $ 15,808
                                                                      ========        ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                             $    399        $  1,095
                                                                      ========        ========
 Noncash financing activities:
  Assets acquired under capital lease obligations                     $  2,038        $  2,754
                                                                      ========        ========
  Accretion of preferred stock                                        $    750        $    488
                                                                      ========        ========


           See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis of presentation

     The financial statements included herein for Pilot Network Services, Inc. have been prepared by the Company, without audit, pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months and the nine months ended December 31, 1998, are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's March 31, 1998, financial statements and notes thereto included in the Company's prospectus filed with the Securities and Exchange Commission and dated August 10, 1998.

2.   Initial public offering

     On August 10, 1998, the Company completed an initial public offering in which it sold 3,110,000 shares of common stock at $14.00 per share. Upon the closing of this offering, all of the Series A through Series F Preferred Stock converted into 7,763,030 shares of common stock. Additionally, Series F Preferred Warrants were exercised and converted into 600,000 shares of common stock.

3.   Basic and diluted net loss per share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 during the year ended March 31, 1998. Net loss per share is computed using the weighted average number of common shares outstanding during the period. Inclusion of common share equivalents would be anti-dilutive and have been excluded from per share calculations. Pro forma net loss per share includes the Company's preferred stock on an as-converted basis.

     Excluded from the computation of diluted earnings per share for the period ending December 31, 1997, are options to acquire 1,476,146 shares of common stock and 8,205,940 common share equivalents resulting from the assumed conversion of the Series A, B, C, D, E and F preferred stock and related warrants because their effects would be anti-dilutive. Excluded from the computation of diluted earnings per share for the period ending December 31, 1998, are options to acquire 1,901,568 shares of common stock and 292,910 common share equivalents from the assumed exercise of common stock warrants because their effects would be anti-dilutive.

4.   Recent accounting pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Adoption of SFAS 130 did not have a material effect on the Company's financial statements for the quarter ended September 30, 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not determined what separately reportable business segments, if any, it may have under SFAS 131.

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


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


     In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors that may be described in other documents the Company files from time to time with the Securities and Exchange Commission, including its Registration Statement on Form S-1 filed by the Company on August 10, 1998, its Quarterly Report on Form 10-Q filed by the Company on November 16, 1998, and any Annual and Quarterly Reports on Forms 10-K and 10-Q filed by the Company in the future.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

     SERVICE REVENUES. In the three months ended December 31, 1998, service revenues increased 50% to $4.5 million from $3.0 million in the three months ended December 31, 1997. This growth was due primarily to increases in the number of new customers and to additional services sold to existing customers. To a lesser extent, annual price increases for various offered services also contributed to this growth. Additionally, the Company was able to shorten the implementation time for certain new services, allowing for earlier recognition of implementation fees and billing of fees for recurring services.

     COST OF SERVICE REVENUES. Cost of service revenues increased to $5.3 million, or 117% of service revenues, in the three months ended December 31, 1998, compared to $2.6 million, or 88% of service revenues, in the three months ended December 31, 1997. The increase in cost of service revenue was a result of an increase in security implementation, customer service and operations personnel to 75 at December 31, 1998, as well as increases in recruiting, consulting, telecommunications and depreciation directly related to the Company's revenue growth. Additionally, incremental costs associated with three new Network Security Centers contributed to the increase in cost of service revenues. The Company expects that its cost of service revenues as a percentage of service revenues may remain above 100% the next nine months as a result of the continuing expansion of the Company's Network Security Centers.

     SALES AND MARKETING. Sales and marketing expenses increased 152% to $2.7 million in the three months ended December 31, 1998 from $1.1 million in the three months ended December 31, 1997 and increased as a percentage of service revenues to 61% for the three months ended December 31, 1998 from 36% for the three months ended December 31, 1997. The increase in sales and marketing expense was a result of an increase in sales and marketing personnel to 43 at December 31, 1998, as well as increases in recruiting, commissions and sales promotion directly related to the expanded sales activity. The Company expects that its sales and marketing expenses will continue to increase in absolute dollars for at least the next twelve months as the Company makes additional investments in expanding its sales and marketing activities.

     ENGINEERING AND DEVELOPMENT. Engineering and development expenses increased 59% to $386,000 in the three months ended December 31, 1998 from $243,000 in the three months ended December 31, 1997 and increased as a percentage of service revenues to 9% for the three months ended December 31, 1998 from 8% for the three months ended December 31, 1997. The increase in engineering and development expense was a result of an increase in personnel to 11 at December 31, 1998, as well as increases in recruiting and consulting. The Company expects that its engineering and development expenses will continue to increase in absolute dollars for at least the next twelve months as the Company makes additional investments in developing its secure electronic commerce services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 66% to $0.7 million in the three months ended December 31, 1998 from $0.4 million in the three months ended December 31, 1997 and increased as a percentage of service revenues to 16% for the three months ended December 31, 1998 from 15% for the three months ended December 31, 1997. The increase in general and administrative expense was a result of an increase in personnel to 15 at December 31, 1998, as well as increases in recruiting, professional fees, business taxes and amortization of deferred compensation. The Company expects that its general and administrative expenses will continue to increase in absolute dollars for at least the next twelve months as the Company continues to expand its operations and incur additional costs associated with being a public company.

NINE MONTHS ENDED DECEMBER 31, 1997 AND 1998

     SERVICE REVENUES. In the nine months ended December 31, 1998, service revenues increased 46% to $12.0 million from $8.2 million in the nine months ended September 30, 1997. This growth was due primarily to increases in the number of new customers and to additional services sold to existing customers. To a lesser extent, annual price increases for various offered services also contributed to this growth.

     COST OF SERVICE REVENUES. Cost of service revenues increased to $13.9 million, or 116% of service revenues, in the nine months ended December 31, 1998, compared to $6.7 million, or 81% of service revenues, in the nine months ended December 31, 1997. The increase in cost of service revenue was a result of an overall increase in customer service and operations personnel as well as an increase in the average cost of such personnel. Additionally, increases in recruiting, consulting, telecommunications, equipment leases and depreciation, all associated with existing operations and the opening of three new Network Security Centers contributed to the increase in cost of service revenues. The Company also incurred higher than usual expenses due to the conversion of its backbone network from a "frame relay" network to an ATM network completed within the first quarter of fiscal year 1999. The Company expects that its cost of service revenues as a percentage of service revenues may remain above 100% for the next nine months as a result of the expansion of the Company's Network Security Centers.

     SALES AND MARKETING. Sales and marketing expenses increased 150% to $7.0 million in the nine months ended December 31, 1998 from $2.8 million in the nine months ended December 31, 1997 and increased as a percentage of service revenues to 58% for the nine months ended December 31, 1998 from 34% for the nine months ended December 31, 1997. The increase in sales and marketing expense was a result of hiring additional sales and marketing personnel and expanding marketing programs in connection with the Company's expansion of its operations. The Company expects that sales and marketing expenses will continue to increase in absolute dollars for at least the next twelve months.

     ENGINEERING AND DEVELOPMENT. Engineering and development expenses increased 88% to $1.1 million in the nine months ended December 31, 1998 from $0.6 million in the nine months ended December 31, 1997 and increased as a percentage of service revenues to 9% for the nine months ended December 31, 1998 from 7% for the nine months ended December 31, 1997. The increase in engineering and development expense was a result of increases in personnel and consulting related expenses in connection with continuing efforts to develop new security methodologies, integrate and enhance acquired third-party technologies to support the Company's security and add new service offerings. The Company expects that its engineering and development expenses will continue to increase in absolute dollars for at least the next twelve months as a result of this increased investment in engineering and development.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 83% to $2.1 million in the nine months ended December 31, 1998 from $1.2 million in the nine months ended December 31, 1997 and increased as a percentage of service revenues to 18% for the nine months ended December 31, 1998 from 14% for the nine months ended December 31, 1997. The increase in general and administrative expense was a result of increases in personnel, recruiting, professional fees, business taxes and amortization of deferred compensation. The Company expects that its general and administrative expenses will continue to increase in absolute dollars for at least the next twelve months as the Company continues to expand its operations and incur additional costs associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company's cash, cash equivalents and short-term investments totaled $30.5 million as compared to cash and equivalents of $1.4 million at March 31, 1998. The Company completed an initial public offering of 3,250,000 shares of common stock, including 3,110,000 shares by the Company and 140,000 shares by selling stockholders, on August 10, 1998 at $14.00 per share resulting in net proceeds to the Company of $39.4 million. Immediately prior to the initial public offering, common stock options and warrants to purchase shares of Series F Preferred Stock convertible into 600,000 shares of common stock were exercised resulting in additional net proceeds to the Company of $3.8 million.

     As of December 31, 1998, the Company had an $8.0 million equipment line of credit and lease facility for financing of equipment purchases at interest rates of approximately 15%. Borrowings under the facilities are repayable in monthly installments of principal and interest over 48 months and are secured by a lien on the financed equipment. As of December 31, 1998, the Company had borrowed an aggregate of $5.2 million under these lines of credit and lease facilities.

     On May 11, 1998, the Company negotiated a line of credit with a financial institution for an aggregate amount of $1.5 million. The line of credit currently bears interest of 9.75% per annum and is secured by assets of the Company. At December 31, 1998, $827,000 of this debt facility was available.

     On June 30, 1998, the Company completed a borrowing arrangement with two lenders providing $6.0 million of short term financing. The loans expire in June 1999 and bear interest at 13.5% per annum. The loans contain various pre-payment options available after the Company's initial public offering date of August 10, 1998. As additional consideration, the Company issued 150,000 warrants to purchase common stock at $11.20 per share. The Company calculated a fair value of the warrants of $1.2 million which amount was capitalized and amortized over the expected terms of the loans. One of the lenders exercised its option for repayment of $3.0 million which was repaid in October 1998.

     On October 19, 1998, the Company announced an open-market common stock repurchase program under which the Company would repurchase up to 1.5 million shares of its Common Stock. As of December 31, 1998, 450,936 shares had been repurchased, at an aggregate cost to the Company of approximately $2.7 million. The Company does not anticipate making any additional repurchases under this program.

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

YEAR 2000 RISKS

     The Company has established procedures for evaluating and managing the risks and costs associated with the Year 2000 problem and believes that the internal computer systems that the Company has developed are currently Year 2000 compliant. To date, the Company has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in order to comply with Year 2000 requirements in the foreseeable future. In the quarter ended December 31, 1998, the Company formed a group of its technical staff on a project to upgrade and standardize hardware, operating systems and application software versions on most of the Company's production equipment. The Company believes that this project is required for general consistency and operating efficiencies. However, a by-product of this effort will be a greater level of assurance that the Company is Year 2000 compliant. The project is currently estimated to last at least through September 1999.

     Despite the Company's belief that its internal computer systems are currently Year 2000 compliant, many of the Company's customers maintain their Internet operations on commercially available operating systems, which may be impacted by Year 2000 complications. In addition, the Company relies on third party vendors for certain equipment, which may contain embedded instructions, and software included within the Company's services, which may not be Year 2000 compliant. The Company is conducting an audit of its third-party suppliers as to the Year 2000 compliance of their systems. The Company believes its audit will be complete by the end of 1999. However, the failure to correct or discover a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company does not have a contingency plan if it is unable to reach Year 2000 readiness prior to December 31, 1999. However, the Company intends to develop such a plan as it completes the remainder of its readiness efforts. The Company believes this plan will be in place prior to December 1999.

     The dates on which the Company believes its audit of third party suppliers and its overall Year 2000 readiness will be completed is based on the Company's management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party cooperation and modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of Year 2000 compliant solutions. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the

Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue and is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company operates a number of servers on behalf of its customers. The Company has limited control over most of the software and applications that are running on such servers and believes that it bears no responsibility for the Year 2000 compliance of such servers. The Company is unable to determine what costs, if any, it may have to incur to the extent that such customers are unable to complete their own Year 2000 compliance on such servers. Although the Company believes that it is not obligated to make such upgrades and believes that any costs incurred should be billable to its customers, Year 2000 problems on such customer servers may force the Company to make significant, unplanned allocations of limited technical and financial resources. Any significant unplanned allocations could have a material and adverse impact on the Company's results of operations, liquidity and financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     LIMITED OPERATING HISTORY; HISTORY OF LOSSES. The Company began operations in 1993, and has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of December 31, 1998, the Company had an accumulated deficit of approximately $26.6 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. The Company has recently made and expects to continue making significant investments in new and existing Network Security Centers, sales and marketing activities, and the development of new services. As a result, the Company experienced a decline in gross margin and an increase in net loss in fiscal 1998 and the first nine months of fiscal 1999 and expects to continue experiencing significant net losses on a quarterly and annual basis for the foreseeable future, including a negative gross margin at least for the next twelve months. Failure of the Company's services to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved.

     POTENTIAL FLUCTUATIONS IN RESULTS OF OPERATIONS. The Company derives revenue from its customers primarily through initial setup fees and ongoing monthly service charges. For each new customer, the Company must incur costs in anticipation of the customer's decision to use the Company's services and in advance of the receipt of sufficient revenues to repay these costs and provide a return on the Company's investment. As a result, a relatively large portion of the Company's expenditures are fixed in the short-term, and the Company's success is substantially dependent on the continued growth in its customer base and the retention of its customers for sufficient periods to provide returns on the Company's investment. There can be no assurance that the Company's customers will maintain or renew their commitments to use the Company's services. The Company typically experiences a lengthy sales cycle for its services, particularly given the importance to customers of adequately securing Internet connectivity for electronic commerce and the need to educate them regarding the requirements for effective network security. Changes in the rate of growth in the Company's customer base, customer renewal rates and the sales cycle for the Company's services, have caused, or are expected in the future to cause, significant fluctuations in the Company's results of operations on a quarterly and an annual basis.

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

     The Company has recently hired large numbers of new employees. This growth has placed and may continue to place a significant strain on the Company's financial, management, operational and other resources. If the Company's executives were unable to manage growth effectively, the Company's business, results of operations and financial condition would be materially adversely affected.

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

PART II.  OTHER INFORMATION.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company filed a registration statement on Form S-1, File No. 333-57453, for an initial public offering of Common Stock which was declared effective by the Securities and Exchange Commission on August 10, 1998. In that offering, the Company sold an aggregate of 3,110,000 shares of its Common Stock with net offering proceeds of $39,356,952. As of December 31, 1998, the Company had used approximately $12.5 million of those proceeds as follows:

 Construction of plant, building and facilities:        $0.1 million
 Purchase and installation of machinery and equipment:  $2.0 million
 Purchases of real estate:                              None
 Acquisition of other businesses:                       None
 Repayment of indebtedness:                             $3.4 million
 Working capital:                                       $1.2 million
 Repurchase of Common Stock:                            $2.7 million
 Cash loss from operations:                             $3.1 million

The foregoing amounts represent the Company's best estimate of its use of proceeds for the period indicated. No payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company.


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


February 16, 1999       /s/ William C. Leetham
-----------------       -------------------------------------------------
                        William C. Leetham
                        Senior Vice President, Finance and Administration
                        Chief Financial Officer, Treasurer and Secretary
                        (Principal Financial Officer)

February 16, 1999       /s/ Robert G. Carrade
-----------------       -------------------------------------------------
                        Robert G. Carrade
                        Vice President, Finance and Administration
                        (Principal Accounting Officer)



EXHIBIT INDEX


Exhibit Number                          Description of Exhibit

27.1                                    Financial Data Schedule

EXHIBIT 27.l

FINANCIAL DATA SCHEDULE