Form 10-K
period 1999-03-31
PILOT NETWORK SERVICES INC
filed 1999-06-29
CIK 1063921

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

  (Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1999

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the transition period from       to

                        Commission file number: 0-24507

                         PILOT NETWORK SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                     94-3305774
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

                          1080 MARINA VILLAGE PARKWAY
                               ALAMEDA, CA 94501
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (510) 433-7800

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, par value $0.001

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $106.7 million as of June 1, 1999, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  There were 13,544,702 shares of the registrant's Common Stock issued and outstanding as of June 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on September 16, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Forward Looking Statements

  In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

                                    PART I

Item 1. Business.

 Overview

  Pilot Network Services, Inc. (the "Company") provides a wide range of secure Internet services that incorporate high-bandwidth connectivity and enable secure electronic business over the Internet. The services are offered for a fixed monthly fee on an annual subscription-basis. The Company's services include secure hosting and Internet connectivity services that enable secure connectivity between a corporate network and the Internet and secure virtual private networking services that enable remote users and wide-area networks to securely communicate enterprise-wide and over the Internet. The Company offers a scalable solution that allows customers to quickly deploy and expand electronic business capabilities by subscribing to Pilot's secure Internet services.

  Pilot's subscription-based secure Internet services allow customers to avoid the risks associated with traditional approaches to Internet security. Customers can also avoid extensive costs associated with implementing an in-house solution, including set-up costs for security and systems design, hardware, software, Internet access services provided by Internet Service Providers ("ISPs") and labor, and ongoing costs for telecommunications, staffing, maintenance and upgrades.

  The foundation of Pilot's solution is its Heuristic Defense Infrastructure, an Internet security approach developed by Pilot to continuously manage and monitor Internet traffic to and from customer networks in order to respond in real-time to security threats. The Heuristic Defense Infrastructure consists of a multi-layered defensive architecture and around-the-clock security operations delivered through geographically dispersed Pilot customer centers called Network Security Centers that are connected to customer networks via dedicated, high-speed data lines. The Pilot solution aggregates the experience gained from protecting each customer against attacks and leverages such experience for the collective benefit of all customers. The Heuristic Defense Infrastructure offers benefits over other security approaches by eliminating single points of failure, enhancing attack detection, delivering real-time defenses, and adapting continuously to external conditions. Customers can concentrate on their core business because the secure infrastructure for electronic commerce is provided by Pilot.

  The Company was incorporated in California on August 6, 1992 and was reincorporated in Delaware on August 4, 1998. Unless the context otherwise requires, the term "Company" or "Pilot" refers to Pilot Network Services, Inc., a Delaware corporation, and its California predecessor. The Company maintains its executive offices and principal facilities at 1080 Marina Village Parkway, Alameda, CA 94501. Its telephone number is (510) 433-7800.

 Industry Background

  Over the past several years, the Internet has become an increasingly important means of communications. International Data Corporation (IDC) estimates that the number of World Wide Web ("Web") users was approximately 69 million at the end of 1997 and will grow to 320 million users by the end of 2002. The explosive growth of the Internet is being driven not only by its global reach, easy accessibility and use of open standards, but also by its promise to greatly improve the cost efficiency and quality of communications.

  To date, Internet growth has been fueled primarily by the use of general applications such as electronic mail, chat and Web browsing. The Internet's potential for more cost-efficient and higher quality communications has made it an increasingly attractive platform for complex business applications such as marketing and sales, contract negotiations and customer support. As a result, an increasing number of businesses seek to use the Internet as a means for extending their traditional business activities. Business activities over the Internet involve not only commercial transactions, but also general business communications. These communications include running mission-critical applications across geographically dispersed facilities, exchanging highly sensitive information and linking customers, remote employees and business partners in extended business networks.

  These business activities have become known as electronic commerce and electronic business. Use of the Internet for electronic commerce is expected to grow substantially. For example, IDC estimates that the value of electronic commerce will grow from $12 billion in 1997 to $900 billion in 2003.

  Despite the advantages of conducting business on the Internet, lack of Internet security is a significant inhibitor to the adoption and growth of electronic commerce. The Internet is inherently vulnerable to security breaches due to its easy accessibility, use of open standards and lack of centralized management. As the Internet has developed into an increasingly complex computing environment with multiple hardware, operating systems, networking protocols and applications supplied by different vendors, it has become even more vulnerable to security breaches. Although losses due to computer crime and security breaches are difficult to estimate, independent industry sources estimate such losses were between $3 billion and $5 billion in 1997. These intrusions draw unwelcome attention from the press and financial community. As a result of security concerns, businesses are investing substantial amounts of money in security technology.

 The Pilot Solution

  Pilot offers services designed to combine the highest level of commercially available security with high bandwidth connectivity to enable secure electronic commerce over the Internet. The foundation of Pilot's solution is its Heuristic Defense Infrastructure, consisting of a multi-layered defensive architecture and security operations 24 hours a day, 7 days a week (24x7) delivered through geographically dispersed Network Security Centers. This infrastructure allows Pilot to continuously manage and monitor Internet traffic to and from customer networks in order to respond in real-time to security threats. The Pilot solution aggregates the experience gained from protecting each customer against attacks and leverages such experience for the collective benefit of all customers. The Heuristic Defense Infrastructure offers benefits over other security approaches by eliminating single points of failure, enhancing attack detection, delivering real-time defenses, and adapting continuously to external conditions.

  The Company provides a wide range of secure network services for a fixed monthly fee on an annual subscription-basis. The Company's services include secure hosting and Internet connectivity services that enable secure connectivity between a corporate network and the Internet and secure virtual private networking services that enable remote users and wide-area networks to securely communicate over the Internet with a local network. The Company offers a scalable solution that enables customers to quickly deploy and expand electronic commerce capabilities by subscribing to Pilot's secure Internet services. As a result, companies avoid costs associated with implementing an in-house solution, including set-up costs for security and systems design, hardware, software, ISP services and labor, and ongoing costs for telecommunications, staffing, maintenance and upgrades. Pilot's services enable customers to concentrate on their core business because the secure infrastructure for electronic commerce is provided by Pilot. The Company's strategy is to become the leading supplier of secure electronic business services for companies worldwide. Key elements of the Company's strategy include:

 Services

  The Company offers two primary categories of services: secure hosting and Internet connectivity services and secure virtual private networking services. Customers subscribe to the Company's services for an initial installation fee and a fixed monthly fee. The Company's contracts with its customers are generally based on a one-year term with renewal periods. Service fees vary according to the services selected by the customer. The minimum first-year commitment consists of an installation fee of $12,000 followed by a recurring fee of $5,000 per month upon the completed installation of the services. In fiscal 1999, the average new customer first-year commitment was $134,000.

  Secure Hosting and Internet Connectivity Services. The Company provides secure access services that enable secure connectivity between a corporate network and the Internet. Services range from access to electronic mail gateways and Web servers to securing electronic businesses. Secure hosting and electronic business services integrate high-throughput data transmission (10Mbps and higher) with around-the-clock host and network security.

  Secure Virtual Private Networking Services. The Company provides secure virtual private networking services that combine security and bandwidth to enable remote users and wide-area networks to communicate securely enterprise-wide and over the Internet. These services include encryption, authentication and access control technologies to protect both the information in transit as well as the security of the network.

  See "Item 7--Risks Associated with the Emerging Market for Outsourced Network Security Services."

 Pilot Heuristic Defense Infrastructure

  The Pilot Heuristic Defense Infrastructure consists of a multi-layered defensive architecture that learns from experience and 24x7 security operations provided through geographically dispersed Network Security Centers.

Proprietary Architecture

  Proprietary Security Processes. The Company has developed a set of technology-based processes, including secure networking, a layered defense, real-time data collection and analysis, and a feedback loop that continuously updates a database of security threats and responses. ISPs typically permit all traffic that is not explicitly restricted, while Pilot's secure network blocks all traffic that is not explicitly permitted, greatly reducing the risk of an attack. Legitimate inbound traffic from the Internet passes through a number of increasingly protective defensive layers on its way to a customer. Each layer provides a different type of protection, and combined with customer-specific security policies creates a secure environment for electronic business transactions and networks. The layered defense enables the Company to detect, analyze, plan and defend, thereby reducing the probability of and minimizing the potential damage from an attack. Data collection and analysis processes include security logging, monitoring and analysis and authentication. The data from these processes is then analyzed by proprietary software that applies policy rules and statistical analysis to identify patterns which could signal an attack in progress. This data along with ongoing research into current attack methods is continuously used to update the Company's defense databases and processes, resulting in a system that learns from its experiences and adapts defenses to respond to emerging attack techniques. This process allows the Company to aggregate the experience gained from protecting each individual customer and leverage such experience for the collective benefit of all customers.

  Multi-Layered, Distributed Architecture. Pilot's multi-layered defense distributes specific functions across separate devices. This adds isolation, in which the breach of one device does not compromise another; detectability, in which the time required to attack (and the time available to detect an attack) is increased; and performance, in which the performance and measurability of each device can be tailored for its particular purpose. In contrast, a traditional firewall software package requires many services, such as electronic mail, telnet, DNS, and FTP, to pass through a single device. This complexity makes it difficult to rule out inadvertent interactions between one type of service and another within the same device. Pilot's distributed defense eliminates these interactions and simplifies attack detection by distributing each function across separate devices. In addition, the Company continuously evaluates new technologies to ensure that it incorporates best-of-breed hardware and software into its infrastructure.

 Security Operations, Investigation and Development

  Trained Security Personnel. Pilot's security team includes expert engineers with significant security experience. The Security Team consists of three groups: (i) Security Operations, which handles the day-to-day management of the Pilot Heuristic Defense Infrastructure, manages incident investigation and response, and applies standard procedures regarding changes to Pilot's systems and services, (ii) Security Investigation, which is responsible for incident analysis and escalation, attack pattern research, defense design, and service extension, (iii) Security Development, which is responsible for the creation of new automated methodologies, the acquisition and maintenance of security tools and the development of internal tools, advanced research and development as well as defining new services that may be introduced to customers.

  Dynamic 24x7 Monitoring and Management. The Pilot Heuristic Defense Infrastructure provides a flexible, dynamic and rapid response capability, 24 hours per day, seven days per week, through its Security Team and the monitoring and management methods illustrated below. All systems within the Pilot Heuristic Defense Infrastructure log their status and activities in detail. Using advanced display and analysis tools developed by Pilot, the Security Team detects and stores patterns indicative of an attack and blocks attackers from further attempts. Patterns of attack attempts are collected in a centralized security database. Pilot's monitoring and management methods allow it to protect customers by blocking new attacks on a real-time basis and rapidly adapting and automating its security defenses.

  Third-Party Audits. Pilot regularly engages independent third-party security experts to audit its Heuristic Defense Infrastructure. Such auditors prepare a detailed technical report for Pilot's internal use, and an executive summary available to Pilot's current and potential customers. The most recent audit was conducted by Trident Data Systems in April 1998. In May 1999, the Company engaged Trident Data Systems to conduct another review of Pilot's security. The May 1999 audit is scheduled for completion in September 1999.

 Network Infrastructure

  Network Security Centers. The Company provides its services to customers by connecting their networks to the Internet through its regional Network Security Centers via dedicated, high-speed data lines. The Company currently has major Network Security Centers located in the San Francisco, Los Angeles, New York, Chicago, and London metropolitan areas, with smaller Network Security Centers in the Boston, and Washington D.C. metropolitan areas. Each Network Security Center establishes interconnections with other global and local Internet service providers. The Company currently connects directly to the Internet at four major network access points: Pacific Bell and Palo Alto Exchanges in Northern California; Sprint in New York; Ameritech in Chicago; and the London Internet Exchange (LINX) in London. Additionally, Pilot benefits from approximately 64 private Internet peering agreements. (A "peering" agreement allows private Internet carriers to provide mutually beneficial Internet traffic balancing with each other.) The Company also maintains private connections from each Network Security Center to Cable and Wireless, Sprint and UUNET. Each Network Security Center is also connected to Pilot's Secure Asynchronous Transfer Mode (ATM) Backbone. As a result, customer connectivity to various Internet sites can be improved by routing traffic through Pilot's Secure ATM Backbone in addition to direct Internet interconnections.

  The distributed design of the Company's secure network infrastructure allows Pilot to scale security and electronic business services differently than other industry providers. Additional servers, telecommunications capacity and Pilot services can easily be added to meet customer demand. In the event of equipment failure, operations are disrupted only for the components involved, and not across all services. Because of Pilot's standardized operations, internal monitoring and backup equipment, a failure can be detected and a replacement operation scheduled rapidly, minimizing downtime. Each Network Security Center is staffed by technical, sales and customer support personnel, and operates as a physically secured facility for Pilot and customer equipment.

  Pilot Secure ATM Backbone. In addition to bandwidth management, the Pilot Secure ATM Backbone is used for Pilot-specific traffic, such as security management and monitoring, and customer-specific traffic, such as secured traffic between multiple Pilot customers. Unlike backbone networks of most other providers, this network blocks all traffic except for traffic that is specifically allowed. The Pilot Secure ATM Backbone also supports a wide variety of encryption options, so that traffic between customers can be secured at multiple levels.

  The operation and expansion of the Company's secure network infrastructure is subject to a number of risks, including those set forth in "Item 7--Risks Associated with Security Breaches," "--Risks of Business Expansion and Management Growth," "--Risks of System Failure," "--Dependence Upon Scalability of the Company's Network" and "--Dependence on Third-Party Network Infrastructure Providers."

 Customers

  The Company's customers span a diverse range of industries. The Company's services are suitable for any organization building or maintaining Internet-based connectivity for their networks or applications at or above the Company's minimum bandwidth requirements. The following is a representative list of customers who as of March 31, 1999 have entered into annual commitments to purchase more than $60,000 of services from the Company. No single customer accounted for more than 5% of the Company's total revenues for the year ended March 31, 1999.

                                                                        Consumer, Entertainment,
 Financial and Professional Services   High-Technology                  Education and Media
 -----------------------------------   ---------------                  ------------------------
 A.M. Best Company                     Altera Corporation               20th Century Fox, Inc.
 American Bar Association              Computer Adaptive Technology     American Stores Company
 American Medical Association          E-Stamp, Inc.                    The Good Guys, Inc.
 C.E. Unterberg, Towbin Co.            Lucent Technologies              Los Angeles Times
 First Data Corporation                Neopost, Inc.                    Newsweek, Inc.
 Gibson, Dunn & Crutcher LLP           PeopleSoft, Inc.                 PR Newswire, Inc.
 Graham & James, LLP                   Xilinx, Inc.                     Rainbow Media Holdings, Inc.
 Memorial Health Services                                               Saban Entertainment, Inc.
 Morrison & Foerster, LLP                                               Wilson Sporting Goods Co.
 Troop Meisinger Steuber & Pasich, LLP Industrial and Manufacturing     Ziff-Davis Comdex & Forums
                                       ----------------------------
                                       Baxter Healthcare Corp.
                                       Continental Grain Company
                                       General Electric Company
                                       Global Marine, Inc.
                                       JM Huber Corporation
                                       Kaiser Aluminum & Chemical
                                        Corporation
                                       Pacific Enterprises (parent of
                                        Southern California Gas)

 Sales and Marketing

  The Company's sales and marketing efforts are designed to achieve broad market penetration by targeting enterprises that depend upon the Internet for electronic commerce and business communications. The Company also builds its recurring revenue base from such enterprises by continuing to provide value-added services and through active customer account management.

  As of March 31, 1999, the Company had 42 employees in sales and marketing. The Company's sales force is organized into separate groups consisting of field sales (new customers), customer account management (customer retention and expansion), partnerships and alliances (channel and OEM sales), strategic accounts and pre-sales engineering support. Each of these groups is further divided into geographical regions. The Company's sales staff is primarily located in the San Francisco, Los Angeles, New York, Chicago, Washington D.C., Boston and London metropolitan areas.

  To date, most of the Company's sales have been derived directly through the efforts of its sales force. The Company is actively seeking to increase its sales and marketing capabilities and coverage in the United States and to expand internationally as new Network Security Centers are established outside of the United States. See "Item 7--Risks of Business Expansion and Management of Growth."

  A key element of the Company's sales and marketing strategy is to strengthen relationships with partners in order to generate an increasing percentage of total sales through partners. Pilot has established a distribution relationship with GE Capital Information Technology Solutions, Inc. ("GE Capital ITS") for the sale of Pilot's services through the GE Capital ITS sales force. Additionally, the Company is building joint-marketing relationships with strategic partners, such as Arthur Andersen LLP, electronic commerce vendors, such as BroadVision, Open Market and VeriSign, technology vendors, such as Cisco Systems, Inc., Sun Microsystems, VPNet Technologies, IPass, and TrendMicro and selected telecommunications partners. See "Item 7-- Dependence on Other Third-Party Relationships."

  The Company's marketing organization is responsible for new service introductions, public relations and marketing communications. New service introductions include strategy, definition, pricing, competitive analysis, launches, and partner program management. The Company stimulates demand for its services through a broad range of marketing communications and public relations activities, including co-marketing programs with the Company's marketing partners. Primary marketing communications vehicles include Web banner and direct mail promotions, telemarketing, trade shows and seminars, event sponsorship and management of the Company's Web site. Public relations focuses on cultivating industry analyst and media relationships with the goal of obtaining media coverage and public recognition of the Company's leadership position in the market for secure electronic commerce and business communications services.

  The Company regularly conducts account reviews internally with customers to measure satisfaction. Pilot's customer base provides revenue growth opportunities in the form of referrals, recurring revenue, and new services. Customers generally enter into one-year agreements with the Company, with renewal periods. However, there can be no assurance that the Company's customers will continue or renew their commitments to use the Company's services.

 Competition

  The market served by the Company is new, rapidly evolving, highly competitive and largely undefined. There are few general barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. The Company believes that this market is characterized by a limited period of time during which participants must grow rapidly and achieve a significant presence in the market in order to compete effectively. The Company also believes its Heuristic Defense Infrastructure provides the Company with a competitive advantage in the marketplace. The principal competitive factors in this market include Internet services and security engineering expertise, customer service, network and security capabilities, reliability, quality and scalability of service, broad geographic presence, brand name, technical expertise and functionality, the variety of services offered, the ability to maintain and expand distribution channels, customer support, price, the timing of introductions of new services, financial resources and conformity with industry standards. There can be no assurance that the Company will have the resources or expertise to compete successfully in the future.

  The Company competes with a broad range of products and services. The Company's competitors include companies providing security, electronic commerce, and secure Internet networking products that are offered as stand-alone product solutions. Companies offering stand-alone software products include providers of firewall software, such as Check Point Software Technologies and AXENT Technologies (formerly Raptor Systems), security monitoring software, such as ISS Group, and electronic commerce products. The security and electronic commerce products provided by these companies are typically implemented and managed by internal MIS departments of enterprises. In addition, internal corporate MIS departments increasingly rely on third party consultants or system integrators to manage the integration and implementation of multiple stand-alone products from different vendors.

  The Company also competes with third party service providers that offer Internet hosting and access services, including (i) providers of server hosting services, such as Exodus Communications and PSI Net; (ii) national and regional ISPs such as Concentric Network Corp., UUNET (part of MCI WorldCom), certain subsidiaries of GTE Corporation and Global Center, which was acquired by Frontier Corporation; and (iii) global, regional and local telecommunications companies such as Sprint and MCI WorldCom, and regional bell operating companies. The Company also competes with information technology service firms providing either outsourcing or systems integration services such as International Business Machines Corporation and Electronic Data Systems. Although these third party service providers often add security features to their service offerings, either through internal development efforts or through the incorporation of products purchased from vendors of stand-alone point solutions, the Company believes that generally these competitors do not offer the same level of security in their services as the Company. However, the Company expects perceived competition to intensify as third party service providers incorporate a broader range of security, electronic commerce and secure Internet networking services and products into their service offerings. Furthermore, the Company may face competition from its vendors and other partners. The Company's agreements with its vendors and other partners generally do not limit or restrict those parties from selling similar products and services directly to the Company's customers or its competitors, thereby enabling such parties to compete against the Company. There can be no assurance that such vendors or other partners will not compete with the Company in the future.

  Many of the Company's competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than the Company. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than the Company. In addition, these competitors have entered, and will likely continue to enter, into joint ventures or consortiums to provide additional services competitive with those provided by the Company. Certain of the Company's competitors may be able to provide customers with additional benefits in connection with their Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to the Company's. There can be no assurance that the Company will be able to offset the effects of any resulting price reductions. In addition, the Company believes that the businesses in which the Company competes are likely to encounter consolidation in the near future, which could result in increased price and other competition that could have a material adverse effect on the Company's business, results of operations and financial condition.

 Intellectual Property Rights

  The Company relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in technology underlying its services. The Company has applied for three separate patents in the U.S. and Europe and intends to continue to seek patents on its inventions when appropriate, although the Company currently has no patented technology that would preclude or inhibit competitors from entering the Company's market. There can be no assurance that patents will issue from currently pending or any future applications, or that any patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company has three separate trademark applications pending in the United States and counterparts in certain foreign jurisdictions for distinct marks, including its distinctive Pilot logo; however, there can be no assurance that such trademarks will be granted. The laws of certain foreign countries may not protect the Company's products, services or intellectual property rights to the same extent as do the laws of the United States.

  The Company has entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with its suppliers, distributors and appropriate customers in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent infringement of or misappropriation of the Company's technology or to deter independent third-party development of similar technologies. Any such infringement or misappropriation, should it occur, could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition.

  To date, the Company has not been notified that the Company's services infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement or indemnification by the Company with respect to current or future services. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product installation delays, prevent the Company from using important technologies or methods, subject the Company to substantial damages, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all. As a result, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition.

 Government Regulation and Legal Uncertainties

  There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally and regulations applicable to certain encryption technologies incorporated into products provided by certain of the Company's vendors. However, because the Internet has recently emerged, there is significant uncertainty as to the application of existing laws and regulations with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign legislatures with respect to such issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. Therefore, such laws and regulations could decrease the growth of the Internet, decrease demand for the Company's services, restrict the Company's activities, impose taxes or other costly technical requirements, subject the Company and/or its customers to potential liability or otherwise adversely affect the Company or its customers, each of which could have a material adverse effect on the Company's business, results of operations and financial condition. For example, because the Company's services are available over the Internet in multiple states and foreign countries, and as the Company facilitates sales by its customers to end users located in such states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state or foreign country, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  A number of governments have imposed controls, export license requirements and restrictions on the export of encryption technologies provided by certain of the Company's vendors. To the extent the Company or its vendors are required to export products incorporating certain encryption technology developed in the United States in support of services provided to the Company's customers located outside of the United States, the

Company and its vendors will need to comply with United States export controls. In particular, all cryptographic products require either qualification under appropriate licensing exemptions or export licenses from either the U.S. State Department, acting under the authority of the International Traffic in Arms Regulation, or the U.S. Commerce Department, acting under the authority of the Export Administration Regulations. Furthermore, if the Company is unable to comply with such export controls, it may not be able to obtain on commercially reasonable terms encryption technologies developed outside the United States for its international services that provide for encryption as strong as those developed in the United States. There can be no assurance that U.S. export restrictions will be changed to allow stronger encryption for international delivery, that the Company or its vendors will be able to comply with such restrictions, or that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

 Employees

  As of March 31, 1999, the Company had 149 full-time employees, including 74 people in security implementation, customer support and operations, 16 people in security engineering, 42 people in sales, marketing, customer account management and pre-sales engineering support and 17 people in finance and administration. The Company's success depends to a significant degree upon the continued contribution of its executive management and security operations and engineering teams. See "Item 7--Dependence on Key Personnel" and "--Risks of Business Expansion and Management of Growth."

Item 2. Properties.

 Facilities

  The Company's executive, sales and administrative offices are located in Alameda, California. The Company's Network Security Centers are located in the San Francisco, Los Angeles, New York, Chicago, Washington D.C., Boston and London metropolitan areas. The Company's leases for its executive, sales and administrative offices and its Network Security Centers expire from June 2000 to February 2009 (excluding options to renew), and cover an aggregate of approximately 69,450 gross square feet.

  Most of the Company's leases provide for a renewal option upon the expiration of the initial term. The Company believes that these existing facilities are adequate to meet its current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms. Pilot plans to expand its Network Security Centers both nationally and internationally.

Item 3. Legal Proceedings.

  The Company is currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock has been traded on the NASDAQ National Market since the Company's initial public offering in August of 1998. According to records of the Company's transfer agent, the Company had approximately 78 stockholders of record as of March 31, 1999. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale price as of the close of the market for the Company's common stock in each of the Company's last three fiscal quarters:

                                          Low  Closing Price High Closing Price
                                          ------------------ ------------------
   Fiscal 1999:
     Fourth Quarter.....................        $8.063            $15.500
     Third Quarter......................         4.000              9.500
     Second Quarter (August 10-September
      31)...............................         4.625             14.500

  The Company has not yet made any earnings, and intends to reinvest any possible future earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future.

  In June 1998, the Company issued 150,000 warrants to purchase common stock to certain lending institutions at an exercise price of $11.20 per share as partial consideration for $6.0 million of short-term financing. All 150,000 warrants remain outstanding as of March 31, 1999. The foregoing purchases and sales were exempt from registration under Section 4(2) of the Securities Act of 1933 on the basis that the transactions did not involve public offerings.

  From April 1, 1998 through August 10, 1998, the Company granted stock options to purchase 681,000 shares of common stock, with exercise prices ranging from $3.00 to $6.00 per share, to employees and officers pursuant to its 1994 Stock Plan and stock options to purchase 106,900 shares of common stock at an exercise price of $13.00 per share to employees and a director of the Company pursuant to its 1998 Stock Plan. From April 1, 1998, through August 10, 1998, options to purchase 397,568 shares of common stock were exercised at prices that ranged from $0.035 to $2.00. The sales and issuances of these securities were exempt from registration under either Rule 701 of the Securities Act of 1933 on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract, as provided by Rule 701, or under Section 4(2) of the Securities Act of 1933 on the basis that the transactions did not involve a public offering.

 Use of Proceeds

  The Company filed a registration statement on Form S-1, File No. 333-57453, for an initial public offering of Common Stock which was declared effective by the Securities and Exchange Commission on August 10, 1998. In that offering, the Company sold an aggregate of 3,110,000 shares of its Common Stock with net offering proceeds of approximately $39.4 million. As of March 31, 1999, the Company had used approximately $20.0 million of those proceeds as follows:

         Construction of plant, building and
          facilities:............................. $2.7 million
         Purchase and installation of machinery
          and equipment:.......................... $4.2 million
         Purchases of real estate:................ None
         Acquisition of other businesses:......... None
         Repayment of indebtedness:............... $3.4 million
         Working capital:......................... $1.2 million
         Repurchase of Common Stock:.............. $2.7 million
         Cash loss from operations:............... $5.8 million

  The foregoing amounts represent the Company's best estimate of its use of proceeds for the period indicated. No payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company, other than compensation paid in the ordinary course of business.

Item 6. Selected Financial Data.

  The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto and the other information contained in this Form 10-K. The selected statements of operations data for the years ended March 31, 1997, 1998 and 1999 and the selected balance sheet data as of March 31, 1998 and 1999, are derived from, and are qualified by reference to, the audited financial statements of the Company appearing elsewhere in this Form 10-K. The selected statements of operations data for the years ended March 31, 1995 and 1996 and the selected balance sheet data as of March 31, 1995, 1996 and 1997, are derived from audited financial statements of the Company not included herein. The historical results are not necessarily indicative of future results.

                                            Year Ended March 31,
                                   -------------------------------------------
                                    1995    1996     1997     1998      1999
                                   ------  -------  -------  -------  --------
                                    (In thousands, except per share data)
Statement of Operations Data:
Service revenues.................  $  800  $ 2,525  $ 6,300  $11,317  $ 17,522
Cost of service revenues.........     322    1,424    4,181    9,825    20,072
                                   ------  -------  -------  -------  --------
Gross margin.....................     478    1,101    2,119    1,492    (2,550)
Operating expenses:
 Sales and marketing.............     579    1,792    3,109    4,306     9,627
 Engineering and development.....      93      162      275      799     1,642
 General and administrative......     253      766    1,064    1,551     2,903
                                   ------  -------  -------  -------  --------
 Total operating expenses........     925    2,720    4,448    6,656    14,172
                                   ------  -------  -------  -------  --------
Operating loss...................    (447)  (1,619)  (2,329)  (5,164)  (16,722)
Interest expense, net............      (1)    (131)    (323)    (471)   (1,373)
                                   ------  -------  -------  -------  --------
Net loss.........................  $ (448) $(1,750) $(2,652) $(5,635) $(18,095)
Accretion on redeemable
 convertible preferred stock.....     (80)    (263)    (478)  (1,069)     (488)
                                   ------  -------  -------  -------  --------
Net loss attributable to common
 stockholders....................  $ (528) $(2,013) $(3,130) $(6,704) $(18,583)
                                   ======  =======  =======  =======  ========
Basic and diluted net loss per
 share(1)........................  $(0.39) $ (1.07) $ (1.58) $ (3.31) $  (1.94)
                                   ======  =======  =======  =======  ========
Shares used in computing basic
 and diluted net loss per
 share(1)........................   1,350    1,889    1,982    2,025     9,568
                                   ======  =======  =======  =======  ========
Pro forma basic and diluted net
 loss per share(1)...............                            $ (0.60) $  (1.47)
                                                             =======  ========
Shares used in computing pro
 forma basic and diluted net loss
 per share(1)....................                              9,355    12,328
                                                             =======  ========

                                                  March 31,
                                   -------------------------------------------
                                    1995    1996    1997      1998      1999
                                   ------  ------  -------  --------  --------
                                               (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-
 term investments................. $1,149  $  420  $ 3,081  $  1,447  $ 23,012
Total current assets..............  1,329   1,056    3,927     2,786    27,233
Total assets......................  1,711   2,945    7,439     8,922    42,115
Total current liabilities.........    333   1,695    3,291     5,749    12,650
Capital lease obligations, net of
 current portion..................    205     908    1,946     3,444     4,830
Total stockholders' equity
 (deficit)........................   (766) (2,762)  (5,882)  (12,414)   24,635

--------
(1) See Notes 1 and 5 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

OVERVIEW

  Pilot provides comprehensive security services that incorporate high bandwidth connectivity and enable secure electronic commerce over the Internet. Pilot's services include secure access and gateway services, secure hosting and electronic commerce services, and secure extranet and virtual private networking services. The Company delivers its services from geographically dispersed Network Security Centers that are connected through its secure high performance Internet backbone.

  The Company was incorporated in August 1992 and commenced operations in 1993. The Company opened its first Network Security Center in the San Francisco metropolitan area in 1994, followed by three additional centers in the Los Angeles, New York and Chicago metropolitan areas in 1995. The Company has since commenced operations at Network Security Centers in the Boston, Minneapolis, Washington, D.C. and London metropolitan areas.

  Customers subscribe to the Company's services for an initial setup fee plus a fixed monthly fee. The Company's contracts with its customers are generally based on a one-year term with renewal periods. The minimum first-year commitment consists of an installation fee of $12,000 followed by a recurring fee of $5,000 per month upon the completed installation of the services. Service fees vary according to the services selected by the customer. In fiscal 1999, the average new customer commitment for the first year of service was $134,000. Installation fees are typically recognized as revenue over the installation period, which is generally under 60 days. The ongoing monthly fees are billed one month in advance for the following month and recognized as revenue when earned in the following month.

  The Company has recently expanded and expects to continue to expand its operating capacity, sales and marketing activities and the development of new services by making significant investments in new and existing Network Security Centers. This subjects the Company to relatively large increments of fixed expenses in advance of potential future revenues. As a result, the Company has incurred and expects to incur substantially higher costs of revenues during these periods. The Company has and anticipates that it will continue to add customers over time to utilize this planned capacity expansion. However, because its services are offered on a subscription basis rather than for an up front fee, revenues from any additional customers increase gradually. As a result, although the planned capacity expansion may potentially increase the Company's revenue and profitability over the long term, the Company experienced a decline in gross margin and an increase in net loss in fiscal 1999 and expects to continue to experience significant net losses on a quarterly and annual basis for the foreseeable future, including a negative gross margin at least through fiscal 2000.

  Since the Company's inception, it has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of March 31, 1999, the Company had an accumulated deficit of approximately $31.3 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for Internet system and network management solutions. To address these risks, among other things, the Company must market its brand name effectively, continue to advance its security leadership in the marketplace, provide scalable, reliable and cost-effective services, continue to grow its infrastructure to accommodate new Network Security Centers and increased bandwidth utilization of its network, expand its channels of distribution, retain and motivate qualified personnel and continue to respond to competitive developments. Failure of the Company to achieve market acceptance of its services would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved. See "Item 7--Limited Operating History; History of Losses."

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statements of operations to service revenues. This information has been derived from our audited consolidated financial statements included in this Form 10-K. This information should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                         Year Ended March
                                                               31,
                                                        ----------------------
                                                        1997    1998     1999
                                                        -----   -----   ------
Service revenues....................................... 100.0 % 100.0 %  100.0 %
Cost of service revenues...............................  66.4    86.8    114.5
                                                        -----   -----   ------
Gross margin...........................................  33.6    13.2    (14.5)
Operating expenses:
  Sales and marketing..................................  49.3    38.1     54.9
  Engineering and development..........................   4.4     7.1      9.4
  General and administrative...........................  16.9    13.6     16.6
                                                        -----   -----   ------
    Total operating expenses...........................  70.6    58.8     80.9
                                                        -----   -----   ------
Operating loss......................................... (37.0)  (45.6)   (95.4)
Interest expense, net..................................  (5.1)   (4.2)    (7.9)
                                                        -----   -----   ------
Net loss............................................... (42.1)% (49.8)% (103.3)%
                                                        =====   =====   ======

FISCAL YEARS ENDED MARCH 31, 1997, 1998 AND 1999

  Service revenues. Service revenues consist of monthly fees for installation, recurring services and, to a lesser extent, one-time fees for management and consulting services such as security audits. The Company's service revenues increased 80% from $6.3 million in fiscal 1997 to $11.3 million in fiscal 1998 and increased an additional 55% to $17.5 million in fiscal 1999. The growth in the Company's service revenues over this period resulted primarily from an increase in the number of customers and to a lesser extent from increases in the number of service offerings and in service revenues per customer. To date, a substantial majority of the Company's revenues have been derived from its secure hosting and Internet connectivity services.

  Cost of service revenues. The Company's cost of service revenues is comprised primarily of the Company's costs for network bandwidth, equipment costs and salaries and benefits for the Company's customer service and operations personnel, including its network engineers, backbone engineers, network management and systems and installation personnel. Network bandwidth consists of costs for access to and use of third-party communications networks.

  Cost of service revenues increased from $4.2 million in fiscal 1997 to $9.8 million in fiscal 1998 and to $20.1 million in fiscal 1999. The Company's cost of service revenues as a percentage of service revenues increased from 66.4% in fiscal 1997 to 86.8% in fiscal 1998, and to 114.5% in fiscal 1999. The increases in cost of service revenues in absolute dollars and as a percentage of service revenues were due to ATM-backbone network upgrade and expansion, increased costs associated with the build-out and operation of the Company's Network Security Centers, including increased costs for its network bandwidth, equipment costs and salaries and benefits for its customer service and operations personnel. The Company expects the cost of service revenues to increase on an absolute basis as a result of expected customer expansion in the Company's Network Security Centers.

  Sales and marketing. The Company's marketing and sales expenses are comprised primarily of salaries, commissions and benefits for the Company's marketing and sales personnel and marketing expenses for items such as public relations, tradeshows and product literature. The Company's sales and marketing expenses increased from $3.1 million in fiscal 1997 to $4.3 million in fiscal 1998 and to $9.6 million in fiscal 1999. These increases were primarily the result of hiring additional marketing and sales personnel and expanding marketing programs such as public relations, in connection with the Company's expansion of its operations. The Company expects that marketing and sales expenses will continue to increase in absolute dollars.

  Engineering and development. The Company's engineering and development expenses are comprised primarily of salaries and benefits for its engineering and development personnel and fees paid to consultants. These individuals work on day-to-day security operations, development of new processes and methodologies, and integration of best-of-breed components into the Company's secure operating environment. The Company's engineering and development expenses increased from $275,000 in fiscal 1997 to $799,000 in fiscal 1998 and to $1.6 million in fiscal 1999. The Company's security and services development expenses grew between the comparison periods primarily due to the addition of engineering personnel required to support the Company's expanded service offerings. The Company expects that engineering and development expenses will continue to increase in absolute dollars as the Company makes additional investments in developing its secure electronic commerce services.

  General and administrative. The Company's general and administrative expenses are comprised primarily of salaries and benefits for the Company's general management and administrative personnel as well as fees paid for professional services. The Company's general and administrative expenses increased from $1.1 million in fiscal 1997 to $1.6 million in fiscal 1998 and to $2.9 million in fiscal 1999. These increases were primarily the result of increased hiring of general and administrative personnel, and costs for consultants and professional services providers. These increased expenses reflected the Company's need for additional general and administrative personnel to handle the expansion of the Company's operations. General and administrative costs are expected to increase in absolute dollars to the extent the Company expands its operations and incurs full-year costs associated with being a public company.

  Interest expense, net. The Company's net interest expense increased from $323,000 in fiscal 1997 to $471,000 in fiscal 1998 and to $1.4 million in fiscal 1999. The increases in net interest expense between the most recent fiscal periods were primarily due to the amortization of non-cash loan fees associated with a bridge loan consummated in June 1998 amounting to $1.1 million in additional expense in fiscal 1999. To a lesser extent, the increases in interest expense between the comparison periods were due to increased borrowings as the Company entered into equipment loans and lease agreements to finance the construction of its Network Security Centers offset by an increase in earned interest income.

  Income tax benefit. There has been no provision for income taxes in fiscal 1997, 1998 and 1999 due to the Company's net losses. As of March 31, 1999, the Company has approximately $27.4 million of operating loss carryforwards for federal tax purposes. These expire at various periods through the year 2019. Because of the uncertainties surrounding the Company's ability to utilize those tax losses in future periods, the Company does not carry a corresponding net deferred tax asset in its consolidated financial statements.

  Net loss attributable to common stockholders. Net loss per share reflects a charge for accretion on redeemable convertible preferred stock of $478,000 in fiscal 1997, $1.1 million in fiscal 1998 and $488,000 in fiscal 1999. The Company no longer records a charge for accretion on redeemable convertible preferred stock due to the conversion of all outstanding Preferred Stock of the Company at the closing of the public offering in fiscal 1999.

QUARTERLY RESULTS OF OPERATIONS

  The following table sets forth certain unaudited statements of operations data of the Company for each of the eight quarters in the period ended March 31, 1999 expressed as a percentage of the Company's net revenues. This information has been derived from the Company's unaudited consolidated financial statements, which, in management's opinion, have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results for any future period.

                                                        Quarter Ended
                          ---------------------------------------------------------------------------------------
                          June 30,   Sept. 30,   Dec. 31,   Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,
                            1997       1997        1997       1998       1998       1998        1998       1999
                          --------   ---------   --------   --------   --------   ---------   --------   --------
                                                       (In thousands)
Statement of Operations
 Data:
Service revenues........  $ 2,461    $  2,774    $  2,977   $  3,105   $  3,720   $  3,770    $  4,480   $  5,552
Cost of service
 revenues...............    1,745       2,290       2,623      3,167      4,023      4,581       5,263      6,205
                          -------    --------    --------   --------   --------   --------    --------   --------
Gross margin............      716         484         354        (62)      (303)      (811)       (783)      (653)
Operating expenses:
 Sales and marketing....      867         850       1,082      1,507      2,134      2,134       2,724      2,635
 Engineering and
  development...........      143         184         243        229        299        386         386        571
 General and
  administrative........      341         390         435        385        688        728         722        765
                          -------    --------    --------   --------   --------   --------    --------   --------
 Total operating
  expenses..............    1,351       1,424       1,760      2,121      3,121      3,248       3,832      3,971
                          -------    --------    --------   --------   --------   --------    --------   --------
Operating loss..........     (635)       (940)     (1,406)    (2,183)    (3,424)    (4,059)     (4,615)    (4,624)
Interest expense, net...      (83)        (94)       (145)      (149)      (208)    (1,031)        (47)       (87)
                          -------    --------    --------   --------   --------   --------    --------   --------
Net loss................  $  (718)   $ (1,034)   $ (1,551)  $ (2,332)  $ (3,632)  $ (5,090)   $ (4,662)  $ (4,711)
                          =======    ========    ========   ========   ========   ========    ========   ========
As a Percentage of
 Revenues:
Service revenues........    100.0%      100.0%      100.0%     100.0%     100.0%     100.0%      100.0%     100.0%
Cost of service
 revenues...............     70.9        82.6        88.1      102.0      108.1      121.5       117.5      111.7
                          -------    --------    --------   --------   --------   --------    --------   --------
Gross margin............     29.1        17.4        11.9       (2.0)      (8.1)     (21.5)      (17.5)     (11.7)
Operating expenses:
 Sales and marketing....     35.3        30.6        36.3       48.5       57.4       56.6        60.8       47.5
 Engineering and
  development...........      5.7         6.6         8.2        7.4        8.0       10.2         8.6       10.3
 General and
  administrative........     13.9        14.1        14.6       12.4       18.5       19.3        16.1       13.8
                          -------    --------    --------   --------   --------   --------    --------   --------
 Total operating
  expenses..............     54.9        51.3        59.1       68.3       83.9       86.1        85.5       71.6
                          -------    --------    --------   --------   --------   --------    --------   --------
Operating loss..........    (25.8)      (33.9)      (47.2)     (70.3)     (92.0)    (107.6)     (103.0)     (83.3)
Interest expense, net...     (3.4)       (3.4)       (4.9)      (4.8)      (5.6)     (27.4)       (1.0)      (1.6)
                          -------    --------    --------   --------   --------   --------    --------   --------
Net loss................    (29.2)%     (37.3)%     (52.1)%    (75.1)%    (97.6)%   (135.0)%    (104.0)%    (84.9)%
                          =======    ========    ========   ========   ========   ========    ========   ========

  Service revenues. The Company's revenues increased sequentially each quarter. This growth in revenues resulted primarily from increases in the number of customers and to a lesser extent increases in the number of service offerings and in revenues per customer.

  Cost of service revenues. The Company's cost of service revenues increased in absolute dollars and as a percentage of revenues sequentially each quarter. These increases in cost of service revenues in absolute dollars and as a percentage of service revenues were primarily the result of costs associated with expanding the Company's network to provide both broader geographic coverage as well as increased types of services. Additionally, the Company incurred higher than usual expenses in the quarter ended March 31, 1998 and throughout fiscal 1999 due to the conversion of its backbone network from a "frame relay" network to an ATM network. This new protocol will allow the Company to more efficiently and cost effectively expand its communications bandwidth. The increases in costs for the fiscal 1999 quarters also resulted from increased costs for salaries, telecommunications, recruiting, temporary help and depreciation associated with preparations to open three new Network Security Centers.

  Sales and marketing. Sales and marketing expenses as a percentage of total revenues fluctuated from quarter to quarter primarily due to increases in personnel, the timing of sales compensation and the timing of promotional activities. The increase in sales and marketing expenses in the four quarters for the period ended March 31, 1999 is largely the result of an increase in sales and marketing personnel from 31 to 42 people during that period.

  Engineering and development. Engineering and development expenses have increased in absolute dollars and as a percentage of revenue as a result of continuing the development of new security methodologies, enhancement of current technologies, integration of best-of-breed third-party technologies to support the Company's security and add new service offerings.

  General and administrative. General and administrative expenses have increased primarily as a result of additional personnel, and professional fees. The increase in costs for the four quarters ended March 31, 1999 resulted from increases in professional fees, business taxes, salaries and amortization of deferred compensation. The Company expects that general and administrative expenses will continue to increase in absolute dollars.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1999, the Company's cash, cash equivalents and short-term investments totaled $23.0 million as compared to of $1.4 million at March 31, 1998. The Company completed an initial public offering of 3,250,000 shares of common stock, including 3,110,000 shares sold by the Company and 140,000 shares sold by selling stockholders, on August 10, 1998 at $14.00 per share resulting in net proceeds to the Company of $39.4 million. Immediately prior to the initial public offering, common stock options and warrants to purchase shares of Series F Preferred Stock convertible to 600,000 shares of common stock were exercised resulting in additional net proceeds to the Company of $3.8 million.

  As of March 31, 1999, the Company had an $8.0 million equipment line of credit and lease facility for financing of equipment purchases at interest rates of approximately 15%. Borrowing under the financing is repayable in monthly installments of principal and interest over 48 months and is secured by a lien on the financed equipment. As of March 31, 1999, the Company had borrowed an aggregate of $7.0 million under these lines of credit and lease facilities.

  On May 11, 1998, the Company negotiated a line of credit with a financial institution for an aggregate amount of $1.5 million. The line of credit currently bears interest of 9.75% per annum and is secured by assets of the Company. At March 31, 1999, $61,000 of this debt facility was available.

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

  On October 19, 1998, the Company announced an open-market common stock repurchase program under which the Company would repurchase up to 1.5 million shares of its Common Stock. As of March 31, 1999, 450,936 shares had been repurchased, at an aggregate cost to the Company of approximately $2.7 million. The Company does not anticipate making any additional repurchases under this program.

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

 Limited Operating History; History of Losses

  The Company began operations in 1993, and has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of March 31, 1999, the Company had an accumulated deficit of approximately $31.3 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. The Company has recently made and expects to continue making significant investments in security technologies, new and existing Network Security Centers, sales and marketing activities, and the development of new services. As a result, the Company experienced a decline in gross margin and an increase in net loss in fiscal 1998 and fiscal 1999 and expects to continue experiencing significant net losses on a quarterly and annual basis for the foreseeable future, including a negative gross margin at least for the next nine months. Failure of the Company's services to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved.

 Potential Fluctuations in Results of Operations

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

 Risks Associated with Security Breaches

  The Company's success is substantially dependent on the continued confidence of its current and future customers that the Company provides superior network security protection. Despite the Company's focus on Internet security, there can be no assurance that the Company will be able to stop unauthorized attempts, whether made unintentionally or by computer "attackers," to gain access to or disrupt the network operations of the Company's customers. The Company's Heuristic Defense Infrastrucure delivered through its Network Security Centers is designed to prevent unauthorized access to customers' networks from the Internet. Any failure by the Company to stop unauthorized access from the Internet or disruptions to related Internet operations of its customers could materially adversely affect such customers and the Company. Although the Company generally limits warranties and liabilities relating to security in its customer contracts, the Company's customers may seek to hold the Company responsible for any losses suffered by the customer as a result of unauthorized access to customers' network systems from the Internet. This could result in liability to the Company, which could have a material adverse effect upon its business, operating results and financial condition. Moreover, computer attackers from the Internet could infiltrate the Company's network and seek to sabotage its network or services by creating bugs or viruses or through other means. In addition, any adverse publicity resulting from any such unauthorized access could deter future customers from using the Company's services and could cause current customers to cease using the Company's services, which could have a material adverse effect upon the Company's business, operating results and financial condition.

 Risks Associated with The Emerging Market for Outsourced Network Security Services

  The market for Internet security monitoring, detection and defense services in general is new and rapidly evolving. If the market for such services fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

 Risks of Business Expansion and Management of Growth

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

  In addition, the Company will be required to expend substantial resources for leases and improvements of facilities, purchases of equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support, and sales and marketing personnel. Furthermore, any problems encountered in connection with the expansion of existing Network Security Centers may cause the interruption of service to current customers.

  The Company has recently hired large numbers of new employees. This growth has placed and may continue to place a significant strain on the Company's financial, management, operational and other resources. If the Company's executives were unable to manage growth effectively, the Company's business, results of operations and financial condition would be materially adversely affected.

 Competition

  The market served by the Company is new, rapidly evolving, highly competitive and largely undefined. There are few general barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. There can be no assurance that the Company will have the resources or expertise to compete successfully in the future.

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

 Risk of System Failure

  The Company's success depends on the excellence of security protection and uninterrupted operation of its network infrastructure. Despite existing and planned precautions by the Company, the occurrence of a natural disaster or other unanticipated problems at one or more of the Company's Network Security Centers could result in interruptions in the services provided by the Company. Any damage to or failure of the Company's systems or those of its service providers could result in reductions in, or terminations of, services supplied to the Company's customers. Such reductions or terminations in service could materially and adversely impact the Company's customers, which could have a material adverse effect on the Company's business, results of operations and financial condition.

 Future Capital Needs

  The Company expects to incur significant expenditures as part of its planned expansion, including expenditures for new security technologies, new and expanded Network Security Centers, increases in sales and marketing activities and the development of new services. There can be no assurance that the Company will be successful in generating anticipated levels of cash from operations or borrowings. If the Company is not successful, it may be required to sell assets, scale down its operations and expansion plans, seek to refinance all or a portion of its existing indebtedness or seek to obtain other financing earlier than planned, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained or would not result in significant dilution to the Company's stockholders.

 Risks Associated With International Operations

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

 Dependence Upon Scalability of The Company's Network

  The Company must continue to expand and adapt its network infrastructure as the number of customers and the amount of information they wish to transmit increases, and as customer requirements change. The expansion and adaptation of the Company's telecommunications infrastructure will require substantial financial, operational and management resources. Due to the limited deployment of the Company's services to date, the ability of the Company's network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown, and the Company faces risks related to the network's ability to operate with higher customer levels while maintaining superior performance. The Company's failure to achieve or maintain high capacity data transmission could significantly reduce customer demand for its services and have a material adverse effect on its business, results of operations and financial condition. There can be no assurance that the

Company will be able to expand or adapt its telecommunications infrastructure to meet additional demand or its customers' changing requirements.

 Dependence Upon Third Party Network Infrastructure Providers

  The Company's success will depend upon third party network infrastructure providers. In addition, the Company relies on a number of public and private peering interconnections (i.e., arrangements among access providers to carry traffic of each other) to deliver its services. If the carriers that operate the Internet exchange points ("IXPs") were to discontinue their support of the peering points or to refuse to offer services to the Company and no alternative providers were to emerge, or such alternative providers were to increase the cost of utilizing the IXPs, the transmission of network traffic by the Company would be significantly constrained. If the Company were unable to access on a cost- effective basis alternative networks to distribute its customers' content or pass through any additional costs of utilizing these networks to its customers, the Company's business, results of operations and financial condition could be materially adversely affected.

 Dependence on Other Third-Party Relationships

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

 Rapid Technological Change; Evolving Industry Standards

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

 Dependence On Key Personnel

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

 Risks Associated With Information Disseminated Through The Company's Network

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

 Protection and Enforcement of Intellectual Property Rights

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  The Company has limited exposure to financial market risks, including changes in interest rates. The fair value of Pilot's investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of the Company's debt obligations. Pilot's foreign operations are limited in scope and thus the Company is not materially exposed to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data.

  The index to the audited consolidated financial statements, financial schedules and the report of the independent auditors appears in Part IV of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Company

  The information regarding directors and executive officers required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on September 16, 1999.

Item 11. Executive Compensation

  The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on September 16, 1999. The information specified in Item 402 (k) and
(l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on September 16, 1999 is not incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on September 16, 1999.

Item 13. Certain Relationships and Related Transactions

  The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on September 16, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

  (1) Report of KPMG LLP.

  (2) Consolidated Financial Statements

  (3) Financial Statement Schedule

  (4) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

 Exhibit
   No.                                 Description
 -------                               -----------
  3.2(1) Bylaws of the Company.
         Restated Certificate of Incorporation of the Company, dated September
  3.3(2) 29, 1998.
  4.1(1) Form of the Company's Common Stock Certificate.
 10.1(1) Form of Indemnification Agreement.
 10.2(1) 1994 Stock Plan, as amended, including form of stock agreements.
 10.3(1) 1998 Stock Option Plan, including form of stock option agreement
         1998 Directors' Stock Option Plan, including form of stock option
 10.4(1) agreement.
         1998 Employee Stock Purchase Plan, including form of subscription
 10.5(1) agreement.
 10.6(1) Amended and Restated Investors' Rights Agreement dated March 31, 1997, as amended, between the Company and certain holders of the Company's securities.
 10.7(1) (a) Sublease dated April 25, 1995, between the Company and Computer
         Associates International, Inc.; (b) Lease dated June 26, 1992 between
         Alameda Real Estate Investments and ASK Computers Systems, Inc.

 Exhibit
   No.                                 Description
 -------                               -----------
 10.8(1)  (a) Sublease dated March 17, 1998 between the Company and TCSI
          Corporation; (b) Sublease between TCSI Corporation and Computer
          Associates International, Inc.; (c) Lease dated June 26, 1992 between
          Alameda Real Estate Investments and ASK Computers Systems, Inc.
          (included in Exhibit 10.7(b)).
          Industrial Complex Lease dated July 11, 1997 between the Company and
 10.9(1)  Great Oak, L.L.C.
 10.10(1) Standard Office Lease dated January 14, 1998 between the Company and
          Pacific Corporate Towers LLC., as amended February 1998.
 10.11(1) (a) Sublease dated October 25, 1995, as amended, between the Company and RFG Co., Ltd.; (b) Master Lease dated June 14, 1988 between
          Newport Office Center I Co., and Recruit U.S.A., Inc.

 10.12(1) (a) Sublease dated April 30, 1997 between Nippon Travel Agency
          Pacific, Inc. and the Company; (b) Sublease dated January 23, 1992 between the Newport Office Services and Nippon Travel Agency Pacific,
          Inc.; (c) Master Lease dated June 14, 1988 between Newport Office
          Center I Co., and Recruit U.S.A., Inc. (included in Exhibit
          10.11(b)).
 10.13(1) Loan and Security Agreement dated May 11, 1998 between the Company and Transamerica Business Credit Union.
 10.14(1) Master Loan and Security Agreement dated September 1, 1997 between the Company and Transamerica Business Credit Corporation, as amended.
 10.17(1) Management Bonus Plan.
 10.18(1) Stock Purchase and Restriction Agreement dated January 28, 1994, as amended, between the Company, Marketta Silvera and certain of the Company's stockholders.
 10.19(1) Stock Purchase and Restriction Agreement dated March 14, 1995, between the Company, Marketta Silvera and certain of the Company's stockholders.
 10.20(1) Stock Purchase and Restriction Agreement dated June 15, 1996 between the Company, Marketta Silvera and certain of the Company's stockholders.
 10.21(1) Stock Option Agreement dated May 20, 1998 between the Company and
          William C. Leetham.
 10.22(1) Loan and Security Agreement dated June 30, 1998 between the Company,
          MMC/GATX Partnership No. 1 and Transamerica Business Credit
          Corporation, including related secured promissory notes and warrants.
 10.23    Office Lease dated October 27, 1998 between the Company and Lincoln-
          Whitehall Realty, LLC.
 23.1     Consent of Independent Auditors.
 27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the Company's Form S-1 Registration Statement filed August 10, 1998, File No. 33-57453.
(2) Incorporated by reference to the Company's report on Form 10-Q, filed for the quarter ending September 30, 1998.

(b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PILOT NETWORK SERVICES, INC.

                                                  /s/ M. Marketta Silvera
                                          By: _________________________________
                                                    M. Marketta Silvera
                                               President and Chief Executive
                                                          Officer

Date: June 29, 1999

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints M. Marketta Silvera and William C. Leetham, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for her or him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ M. Marketta Silvera        President, Chief Executive      June 29, 1999
____________________________________  Officer and Director
        M. Marketta Silvera           (Principal Executive
                                      Officer)
       /s/ William C. Leetham        Senior Vice President,          June 29, 1999
____________________________________  Finance and Administration,
        William C. Leetham            Chief Financial Officer,
                                      Treasurer and Secretary
                                      (Principal Financial and
                                      Accounting Officer)
         /s/ Shanda Bahles           Director                        June 29, 1999
____________________________________
           Shanda Bahles
          /s/ Thomas Kelly           Director                        June 29, 1999
____________________________________
           Thomas Kelly
       /s/ K. Flynn McDonald         Director                        June 29, 1999
____________________________________
         K. Flynn McDonald
        /s/ Thomas O'Rourke          Director                        June 29, 1999
____________________________________
          Thomas O'Rourke

                                    PART IV

                          PILOT NETWORK SERVICES, INC.

                            INDEX TO FINANCIAL PAGES

Independent Auditors' Report.............................................. F-2
Consolidated Balance Sheets as of March 31, 1998 and 1999................. F-3
Consolidated Statements of Operations for the years ended March 31, 1997,
 1998 and 1999............................................................ F-4
Consolidated Statements of Comprehensive Loss for the years ended March
 31, 1997, 1998 and 1999.................................................. F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended March 31, 1997, 1998 and 1999...................................... F-6
Consolidated Statements of Cash Flows for the years ended March 31, 1997,
 1998 and 1999............................................................ F-7
Notes to Consolidated Financial Statements................................ F-8
Schedule II--Valuation and Qualifying Accounts............................ S-1

                         INDEPENDENT AUDITORS' REPORT

The Boards of Directors
Pilot Network Services, Inc.:

  We have audited the accompanying consolidated financial statements of Pilot Network Services, Inc. and subsidiary (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pilot Network Services, Inc. as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

San Francisco, California
April 28, 1999

                          PILOT NETWORK SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                 March    March 31,
                                                                31, 1998    1999
                                                                --------  ---------
                            ASSETS
Current assets:
  Cash and cash equivalents.................................... $  1,447  $ 10,660
  Short-term investments.......................................      --     12,352
  Trade receivables, less allowance for doubtful accounts of
   $111,000 and $157,000 as of March 31, 1998 and 1999,
   respectively................................................    1,066     3,438
  Prepaid and other current assets.............................      273       783
                                                                --------  --------
    Total current assets.......................................    2,786    27,233
Property and equipment, net....................................    5,994    14,184
Other assets...................................................      142       698
                                                                --------  --------
                                                                $  8,922  $ 42,115
                                                                ========  ========
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable............................................. $  2,057  $  2,334
  Accrued expenses.............................................      601     1,675
  Line of credit...............................................      --      1,439
  Term loan....................................................      --      3,000
  Current portion of capital lease obligation..................    1,549     2,175
  Deferred revenue.............................................    1,542     2,027
                                                                --------  --------
    Total current liabilities..................................    5,749    12,650
Capital lease obligations, net of current portion..............    3,444     4,830
                                                                --------  --------
    Total liabilities..........................................    9,193    17,480
Redeemable convertible preferred stock, $0.001 par value;
 7,432,810 shares authorized; 6,363,030
 issued and outstanding as of March 31, 1998...................   12,143       --
Stockholders' equity (deficit):
  Convertible Series A preferred stock, $0.001 par value;
   1,400,000 shares authorized, issued and outstanding as of
   March 31, 1998..............................................        1       --
  Common stock, $0.001 par value; 40,000,000 shares authorized;
   2,050,536 and 13,913,024 shares issued and outstanding as of
   March 31, 1998 and March 31, 1999, respectively.............        2        14
  Additional paid-in capital...................................    1,169    59,563
  Accumulated other comprehensive income.......................      --        127
  Deferred stock compensation..................................     (891)   (1,097)
  Accumulated deficit..........................................  (12,695)  (31,278)
  Treasury stock, 450,936 shares of common stock at cost as of
   March 31, 1999..............................................      --     (2,694)
                                                                --------  --------
    Total stockholders' equity (deficit).......................  (12,414)   24,635
                                                                --------  --------
                                                                $  8,922  $ 42,115
                                                                ========  ========

          See accompanying notes to consolidated financial statements

                          PILOT NETWORK SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                Year Ended March 31,
                                             -------------------------------
                                               1997       1998       1999
                                             --------   --------   ---------
Service revenues............................ $  6,300   $ 11,317   $  17,522
Cost of service revenues....................    4,181      9,825      20,072
                                             --------   --------   ---------
Gross margin................................    2,119      1,492      (2,550)
Operating expenses:
  Sales and marketing.......................    3,109      4,306       9,627
  Engineering and development...............      275        799       1,642
  General and administrative................    1,064      1,551       2,903
                                             --------   --------   ---------
    Total operating expenses................    4,448      6,656      14,172
                                             --------   --------   ---------
Operating loss..............................   (2,329)    (5,164)    (16,722)
Interest expense, net.......................     (323)      (471)     (1,373)
                                             --------   --------   ---------
Net loss.................................... $ (2,652)  $ (5,635)  $ (18,095)
Accretion on redeemable convertible
 preferred stock............................     (478)    (1,069)       (488)
                                             --------   --------   ---------
Net loss attributable to common
 stockholders............................... $ (3,130)  $ (6,704)  $ (18,583)
                                             ========   ========   =========
Basic and diluted net loss per share........ $  (1.58)  $  (3.31)  $   (1.94)
                                             ========   ========   =========
Shares used in computing basic and diluted
 net loss per share.........................    1,982      2,025       9,568
                                             ========   ========   =========


          See accompanying notes to consolidated financial statements.

                          PILOT NETWORK SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                    Year Ended March 31,
                                                 -----------------------------
                                                   1997      1998      1999
                                                 --------  --------  ---------
Net loss........................................ $ (2,652) $ (5,635) $ (18,095)
Other comprehensive income, net of income tax:
  Unrealized holding gain from marketable
   securities...................................      --        --         126
  Foreign currency translation..................      --        --           1
                                                 --------  --------  ---------
Comprehensive loss.............................. $ (2,652) $ (5,635) $ (17,968)
                                                 ========  ========  =========



          See accompanying notes to consolidated financial statements.

                         PILOT NETWORK SERVICES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   Years Ended March 31, 1997, 1998 and 1999
                    (in thousands, except number of shares)

                              Series A
                             Convertible                                                  Accumulated
                           Preferred stock      Common stock     Additional   Deferred       Other      Treasury stock
                          ------------------  ------------------  Paid-in      Stock     Comprehensive -----------------
                            Shares    Amount    Shares    Amount  capital   Compensation    Income      Shares   Amount
                          ----------  ------  ----------  ------ ---------- ------------ ------------- --------  -------
Balance March 31, 1996..   1,400,000  $   1    1,959,640   $  2   $     96    $    --        $ --           --   $   --
 Issuance of
 common stock....                --     --        96,916    --          15         --          --           --       --
 Repurchase of
 common stock....                --     --       (54,834)   --          (5)        --          --           --       --
 Accretion on
 Series B, C, D,
 E, and F
 redeemable
 convertible
 preferred
 stock...........                --     --           --     --         --          --          --           --       --
 Net loss........                --     --           --     --         --          --          --           --       --
                          ----------  -----   ----------   ----   --------    --------       -----     --------  -------
Balance March 31,
1997.............          1,400,000  $   1    2,001,722   $  2   $    106    $    --        $ --           --   $   --
 Issuance of
 common stock....                --     --        72,706    --           9         --          --           --       --
 Repurchase of
 common stock....                --     --       (23,892)   --          (1)        --          --           --       --
 Accretion on
 Series B, C, D,
 E, and F
 redeemable
 convertible
 preferred
 stock...........                --     --           --     --         --          --          --           --       --
 Deferred
 compensation
 related to grant
 of common stock
 options.........                --     --           --     --       1,055      (1,055)        --           --       --
 Amortization of
 deferred
 compensation....                --     --           --     --         --          164         --           --       --
 Net loss........                --     --           --     --         --          --          --           --       --
                          ----------  -----   ----------   ----   --------    --------       -----     --------  -------
Balance March 31,
1998.............          1,400,000  $   1    2,050,536   $  2   $  1,169    $   (891)      $ --           --   $   --
 Issuance of
 common stock,
 net of issuance
 costs...........                              3,603,625      4     39,721         --          --           --       --
 Repurchase of
 common stock....                --     --      (104,167)   --         (70)        --          --      (450,936)  (2,694)
 Accretion on
 Series B, C, D,
 E, and F
 redeemable
 convertible
 preferred
 stock...........                --     --           --     --       2,390         --          --           --       --
 Issuance of
 common stock
 Warrants in
 connection with
 Bridge
 financing.......                --     --           --     --       1,200         --          --           --       --
 Conversion of
 Series A, B, C,
 D, E, and F
 convertible
 preferred stock
 to common
 stock...........         (1,400,000) $  (1)   8,363,030      8     13,834         --          --           --       --
 Deferred
 compensation
 related to grant
 of common stock
 options.........                --     --           --     --       2,175      (2,175)        --           --       --
 Amortization of
 deferred
 compensation....                --     --           --     --         --        1,113         --           --       --
 Forfeiture of
 stock options
 with deferred
 compensation....                --     --           --     --        (856)        856         --           --       --
 Unrealized gain
 on short-term
 investments.....                --     --           --     --         --          --          127          --       --
 Net loss........                --     --           --     --         --          --          --           --       --
                          ----------  -----   ----------   ----   --------    --------       -----     --------  -------
Balance March 31,
1999.............                --   $ --    13,913,024   $ 14   $ 59,563    $ (1,097)      $ 127     (450,936) $(2,694)
                          ----------  -----   ----------   ----   --------    --------       -----     --------  -------
                                           Total
                          Accumulated  Stockholders'
                            deficit   Equity (Deficit)
                          ----------- ----------------
Balance March 31, 1996..   $  (2,861)    $  (2,762)
 Issuance of
 common stock....                --             15
 Repurchase of
 common stock....                --             (5)
 Accretion on
 Series B, C, D,
 E, and F
 redeemable
 convertible
 preferred
 stock...........               (478)         (478)
 Net loss........             (2,652)       (2,652)
                          ----------- ----------------
Balance March 31,
1997.............          $  (5,991)    $  (5,882)
 Issuance of
 common stock....                --              9
 Repurchase of
 common stock....                --             (1)
 Accretion on
 Series B, C, D,
 E, and F
 redeemable
 convertible
 preferred
 stock...........             (1,069)       (1,069)
 Deferred
 compensation
 related to grant
 of common stock
 options.........                --            --
 Amortization of
 deferred
 compensation....                --            164
 Net loss........             (5,635)       (5,635)
                          ----------- ----------------
Balance March 31,
1998.............          $ (12,695)    $ (12,414)
 Issuance of
 common stock,
 net of issuance
 costs...........                --         39,725
 Repurchase of
 common stock....                --         (2,764)
 Accretion on
 Series B, C, D,
 E, and F
 redeemable
 convertible
 preferred
 stock...........               (488)        1,902
 Issuance of
 common stock
 Warrants in
 connection with
 Bridge
 financing.......                --          1,200
 Conversion of
 Series A, B, C,
 D, E, and F
 convertible
 preferred stock
 to common
 stock...........                --         13,841
 Deferred
 compensation
 related to grant
 of common stock
 options.........                --            --
 Amortization of
 deferred
 compensation....                --          1,113
 Forfeiture of
 stock options
 with deferred
 compensation....                --            --
 Unrealized gain
 on short-term
 investments.....                --            127
 Net loss........            (18,095)      (18,095)
                          ----------- ----------------
Balance March 31,
1999.............          $ (31,278)    $  24,635
                          ----------- ----------------

         See accompanying notes to consolidated financial statements.

                          PILOT NETWORK SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended March 31,
                                                    --------------------------
                                                     1997     1998      1999
                                                    -------  -------  --------
Cash flows from operating activities:
  Net loss......................................... $(2,652) $(5,635) $(18,095)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization...................   1,222    2,274     4,050
   Amortization of deferred compensation...........     --       164     1,113
   Amortization of loan fee........................     --       --      1,050
   Changes in operating assets and liabilities:
    Trade receivables..............................    (238)    (341)   (2,372)
    Prepaid and other assets.......................      78     (261)     (922)
    Accounts payable...............................     353    1,475       277
    Accrued expenses...............................     198      122     1,074
    Deferred revenue...............................     528      284       485
                                                    -------  -------  --------
      Net cash used in operating activities........    (511)  (1,918)  (13,340)
                                                    -------  -------  --------
Cash flows from investing activities:
  Capital expenditures.............................    (651)  (1,470)   (8,225)
  Purchases of short-term investments..............     --       --    (12,352)
  Unrealized gain from marketable securities.......     --       --        127
                                                    -------  -------  --------
      Net cash used in investing activities........    (651)  (1,470)  (20,450)
                                                    -------  -------  --------
Cash flows from financing activities:
  Net proceeds from issuance of redeemable
   convertible preferred stock.....................   4,501    2,990       --
  Net proceeds from issuance of common stock.......      15        9    43,325
  Repurchase of common stock.......................      (5)      (1)      (70)
  Treasury stock purchases.........................      --       --    (2,694)
  Proceeds from working capital line of credit.....      --       --     1,439
  Proceeds from term loan..........................      --       --     6,000
  Payments of term loan............................      --       --    (3,000)
  Principal payments of obligations under capital
   leases..........................................    (688)  (1,244)   (1,997)
                                                    -------  -------  --------
      Net cash provided by financing activities....   3,823    1,754    43,003
                                                    -------  -------  --------
  Net increase (decrease) in cash and cash
   equivalents.....................................   2,661   (1,634)    9,213
  Cash and cash equivalents at beginning of year...     420    3,081     1,447
                                                    -------  -------  --------
  Cash and cash equivalents at end of year......... $ 3,081  $ 1,447  $ 10,660
                                                    =======  =======  ========
Supplemental disclosure of cash flow information:
  Cash paid for interest........................... $   330  $   568  $  1,432
                                                    =======  =======  ========
Noncash financing activities:
  Assets acquired under capital lease obligations.. $ 2,245  $ 3,319  $  4,008
                                                    =======  =======  ========
  Accretion of redeemable preferred stock.......... $   478  $ 1,069  $    488
                                                    =======  =======  ========

          See accompanying notes to consolidated financial statements.

                         PILOT NETWORK SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  Pilot Network Services, Inc. (the Company) was originally incorporated in California on August 6, 1992, then reincorporated in Delaware on August 4, 1998. The Company provides comprehensive security services that incorporate high-bandwidth connectivity and enable secure electronic commerce over the Internet.

 Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

 Revenue Recognition

  Revenues consist primarily of monthly fees for secure access and hosting services, installation and management services. Secure access and hosting service fees are recognized ratably over the term of the contract, generally one year. Installation fees are recognized over the installation period, generally up to 60 days. Management services, which include security audits and consulting arrangements, are recognized as the service is performed.

 Cash Equivalents and Short-term Investments

  The Company considers all highly liquid instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. The Company has classified all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives, generally over three years. Depreciation expense includes amortization of assets recorded under capital lease. Equipment held under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset.

 Software Development Costs

  Software development costs are expensed as incurred until the technological feasibility of the related product has been established. After technological feasibility is established, any additional software development costs would be capitalized in accordance with SFAS No. 86, Capitalization of Software Development Costs. Through March 31, 1999, the Company's process for developing software was essentially completed concurrently with the establishment of technological feasibility in the form of a working model, and, accordingly, no software costs have been capitalized to date. Software development costs incurred prior to achieving technological feasibility are charged to engineering and development expense as incurred.

 Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in

                         PILOT NETWORK SERVICES, INC.

the years that those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Accounting for Stock-Based Compensation

  The Company uses the intrinsic value method to account for its stock-based employee compensation plans. Compensation expense, if any, is amortized on an accelerated basis over the vesting period of the individual options, generally four years.

 Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

  The Company evaluates the recoverability of its identifiable tangible assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires identifiable assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If an asset is considered to be impaired, the carrying amount of that asset is reduced to its fair value, resulting in a charge to income. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less costs to sell. As of March 31, 1999, the Company did not consider any of its assets to be impaired.

 Advertising

  Advertising costs are expensed as incurred and are included in sales and marketing expense. The Company had no advertising expense for the year ended March 31, 1997 and approximately $24,000 and $71,000 for the years ended March 31, 1998 and 1999, respectively.

 Net Loss Per Share

  Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year, using either the as-if-converted method for convertible preferred stock or the treasury stock method for options and warrants. The effect of including convertible preferred stock, options and warrants would have been anti-dilutive during all periods presented and, as a result, such effect has been excluded from the computation of diluted net loss per share.

  Excluded from the computation of diluted earnings per share for the years ended March 31, 1997, 1998 and 1999 are options to acquire 461,958, 1,125,312, and 1,870,350 shares of common stock, respectively, with weighted-average exercise prices of $0.23, $0.68 and $5.14, respectively, because their effects would be anti-dilutive. Also excluded from the computation of diluted earnings per share are common share equivalents resulting from the conversion of the Series A, B, C, D, E and F preferred stock upon completion of the Company's initial public offering (IPO) because their effects would be anti-dilutive.

                         PILOT NETWORK SERVICES, INC.

  Had the outstanding shares of redeemable convertible preferred stock and the Series A Preferred Stock converted to common stock as of April 1, 1997 or the date of issuance, if later, pro forma basic and diluted loss per share would have been as follows (dollars in thousands, except per share data):

                                                         Years ended
                                                   March 31, 1997, 1998 and
                                                             1999
                                                  ---------------------------
                                                             Weighted
                                                             Average    Per
                                                  Net Loss    Shares   Share
                                                  --------  ---------- ------
   March 31, 1997
   Basic and diluted loss per share.............. $ (3,130)  1,982,422 $(1.58)
   Pro forma adjustment for accretion and
    conversion of preferred stock................      478   6,320,693    --
                                                  --------  ---------- ------
   Pro forma basic and diluted loss per share.... $ (2,652)  8,303,115 $(0.32)
                                                  ========  ========== ======
   March 31, 1998
   Basic and diluted loss per share.............. $ (6,704)  2,025,470 $(3.31)
   Pro forma adjustment for accretion and
    conversion of preferred stock................    1,069   7,329,696    --
                                                  --------  ---------- ------
   Pro forma basic and diluted loss per share.... $ (5,635)  9,355,166 $(0.60)
                                                  ========  ========== ======
   March 31, 1999
   Basic and diluted loss per share.............. $(18,583)  9,567,901 $(1.94)
   Pro forma adjustment for accretion and
    conversion of preferred stock................      488   2,760,188    --
                                                  --------  ---------- ------
   Pro forma basic and diluted loss per share.... $(18,095) 12,328,089 $(1.47)
                                                  ========  ========== ======

 Comprehensive Income

  During fiscal year ended March 31, 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires entities to report, by major component and in total, all changes in equity from non-owner sources. The Company's net loss was equal to comprehensive loss for the fiscal years ended March 31, 1997 and 1998. The tax impact of comprehensive income was not material.

 Concentration of Credit Risk

  The Company provides its services throughout the United States to a wide user base. During the years presented no single customer accounted for greater than 5% of total service revenue. The Company performs credit evaluations of its customers' financial condition and, generally, does not require collateral from its customers. Management makes estimates as to its credit losses and to date its estimates have not differed materially from actual results. Overall, credit risk is limited due to the large number of customers in differing industries and geographic areas.

  The Company purchases its network management hardware from a limited number of suppliers.

 Fair Value of Financial Instruments

  The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments.

                         PILOT NETWORK SERVICES, INC.

 Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards for derivative instruments and hedging activities. The Company is required to adopt SFAS No. 133 in the first quarter of fiscal year 2001. The Company does not anticipate that SFAS No. 133 will have a material impact on its consolidated financial statements.

(2) PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following (in thousands):

                                                                   Year Ended
                                                                   March 31,
                                                                 --------------
                                                                  1998   1999
                                                                 ------ -------
   Network and computer equipment............................... $8,274 $14,232
   Furniture and fixtures.......................................    457   1,102
   Purchased software...........................................    577   1,225
   Leasehold improvements.......................................    718   5,697
                                                                 ------ -------
                                                                 10,026  22,256
   Less: accumulated depreciation and amortization..............  4,032   8,072
                                                                 ------ -------
                                                                 $5,994 $14,184
                                                                 ====== =======

  The gross amount of capitalized leased assets included in property and equipment was approximately $7,873,000 and $11,881,000 and related accumulated amortization was approximately $3,182,000 and $6,364,000 as of March 31, 1998 and 1999, respectively.

(3) SHORT-TERM DEBT

  On May 11, 1998, the Company negotiated a line of credit with a financial institution for an aggregate amount of $1.5 million. The line of credit currently bears interest of 9.75% per annum and is secured by assets of the Company. At March 31, 1999, $61,000 of this debt facility was available.

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

                         PILOT NETWORK SERVICES, INC.

(4) COMMITMENTS

 Leases

  The Company has entered into equipment leases with various leasing institutions providing for financing of equipment purchases of up to $5,000,000 at varying interest rates. Borrowings under the leases are generally repayable in monthly installments over periods ranging from 36 to 48 months with a mandatory buyout at the end of the lease term, and are secured by a lien on the leased equipment.

  The Company is obligated under certain non-cancelable operating leases for office space and equipment expiring at various dates through 2001. Rent expense for the years ended March 31, 1997, 1998 and 1999 was approximately $465,000, $636,000 and $1,078,000, respectively.

  The following is a schedule of future minimum payments required under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 1999 (in thousands):

                                                              Capital Operating
                                                              leases   leases
                                                              ------- ---------
   Year Ending March 31, 1999
   2000.....................................................  $3,056   $ 2,594
   2001.....................................................   2,587     2,010
   2002.....................................................   2,068     1,348
   2003.....................................................   1,039       722
   2004.....................................................      29       650
   Thereafter...............................................     --      2,908
                                                              ------   -------
                                                               8,779   $10,232
   Less: amount representing interest (at rates ranging from
    14.5% to 14.7%).........................................   1,774
                                                              ------
                                                               7,005
   Less current portion of capital lease obligations........   2,175
                                                              ------
   Capital lease obligations, net of current portion........  $4,830
                                                              ======

 Agreement

  On June 18, 1996, the Company entered into an agreement with AmeriData Technologies Inc. (subsequently purchased by GE Capital Information Technologies Solutions, Inc.) (AmeriData) whereby the Company granted AmeriData options to purchase 200,000 shares of the Company's common stock at $2.00 per share and AmeriData agreed to sell the Company's secure internet services to AmeriData customers in exchange for a commission on the monthly recurring revenue received in the first two years of these new customer contracts. The commissions incurred through March 31, 1999 have not been material. The fair value of the options granted to AmeriData was immaterial using the Black-Sholes option pricing model and the following assumptions: no dividend yield; risk free interest rate of 6.5%; volatility of 60%; expected life for the options of five years; and a fair value of common stock of $0.40.

 401(k) Retirement Plan

  Effective July 1, 1995, the Company established a 401(k) defined contribution retirement plan (Retirement Plan) covering all full-time employees with greater than one months' service. The Retirement Plan provides for voluntary employee contributions from 1% to 15% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts to the accounts of participants in the Retirement Plan as determined by the Board of Directors. However, to date, the Company has not made any contributions to the Retirement Plan.

                         PILOT NETWORK SERVICES, INC.

(5) INCOME TAXES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                  March 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------  -------
   Deferred tax assets (liabilities):
     Net operating loss carryforwards.......................... $3,522  $10,348
     Property and equipment---depreciation differences.........     49      (42)
     Research credit carryforwards.............................     34      211
     Other reserves and accruals...............................    200      437
                                                                ------  -------
       Total gross deferred tax assets.........................  3,805   10,954
     Less valuation allowance.................................. (3,805) (10,954)
                                                                ------  -------
       Net deferred tax assets................................. $  --   $   --
                                                                ======  =======

  The net increase in the valuation allowance was approximately $1,795,000 and $7,149,000 for the years ended March 31, 1998 and 1999, respectively. Due to recent operating losses the Company believes that sufficient uncertainty exists with respect to future realization of these deferred tax assets; therefore, it has established a valuation allowance against all net deferred tax assets. The Company has net operating loss carryforwards for federal income tax return purposes of approximately $27,418,000 which can be used to reduce future taxable income. These carryforwards expire in 2008 through 2019. As of March 31, 1999, the Company had California operating loss carryforwards of approximately $12,859,000 available to offset future income subject to California franchise tax. The difference between the federal loss carryforwards and the California loss carryforwards results primarily from a 50% limitation on California loss carryforwards, and certain research and development costs that were deferred for California tax purposes. The California net operating loss carryforwards expire in various amounts from 1999 through 2004. The Company also has federal and California tax credit carryforwards of approximately $117,000 and $82,000, respectively, as of March 31, 1999. These tax credits expire through 2019. Under the Tax Reform Act of 1986, the amounts of any benefit from net operating losses and credits that can be carried forward may be limited in the event of an ownership change as defined in the Internal Revenue Code, Section 382.

(6) STOCKHOLDERS' EQUITY (DEFICIT)

 Convertible Preferred Stock and Redeemable Convertible Preferred Stock

  As of March 31, 1998, the Company had outstanding six series of preferred stock: Series A, B, C, D, E and F. Each share of preferred stock was convertible, at the option of the holder, into fully paid shares of common stock. The conversion rate was one-for-one, subject to adjustments for stock dividends, stock splits and capital reorganizations and dilution.

  In January 1994, the Company issued 1,661,646 shares of Series B redeemable convertible preferred stock at $0.365 per share. In March 1995, the Company issued 1,488,200 shares of Series D redeemable convertible preferred stock at $0.875 per share. In December 1995 and January 1996, the Company issued 1,210,068 shares of Series C redeemable convertible preferred stock at $0.73 per share upon the exercise of warrants outstanding. In July 1996, the Company issued 783,118 shares of Series E redeemable convertible preferred stock at $2.00 per share. From March 1997 through February 1998, the Company issued 1,220,000 shares of Series F redeemable convertible preferred stock and warrants to purchase 600,000 shares of Series F preferred stock for $5.00 per share and an exercise price on the warrants of $6.00 per share, all of which was exercised on August 11, 1998.

                         PILOT NETWORK SERVICES, INC.

  Convertible preferred stock issued and outstanding as of March 31, 1998 was as follows:

                                                                       March 31,
                                                                       ---------
                                                                         1998
                                                                       ---------
      Series A........................................................ 1,400,000
      Series B........................................................ 1,661,644
      Series C........................................................ 1,210,068
      Series D........................................................ 1,488,200
      Series E........................................................   783,118
      Series F........................................................ 1,220,000
                                                                       ---------
                                                                       7,763,030
                                                                       =========

 Warrants

  In connection with lease financings, the Company has outstanding warrants for the purchase of 19,588 and 115,786 shares of Series B and Series D redeemable preferred stock, at weighted average exercise prices of $0.365 and $1.53, respectively. During the years ended March 31, 1997 and 1998, the Company issued warrants to purchase 600,000 shares of Series F redeemable preferred stock to the purchases of Series F redeemable preferred stock at an exercise price of $6.00 per share in conjunction with the issuance of the Series F redeemable preferred stock. The fair value of all warrant issuances calculated using the Black-Scholes option pricing model was not material, using the following assumptions: dividend yield--none; expected life-- contractual term; risk free interest rate--6%; volatility--60%.

 Stock-Based Compensation Plans

  During fiscal 1995, the Company adopted its 1994 Stock Option Plan and the 1994 Restricted Stock Purchase Plan. On April 17, 1997, the plans were merged into a single plan (the "1994 Plan") and the authorized shares were increased resulting in an aggregate 1,200,000 shares reserved for issuance. The plan, as amended, allows the Board of Directors to issue nonqualified stock options, incentive stock options or restricted stock to employees, officers, directors, advisors or contractors of the Company.

  The plan expires 10 years from the date of adoption. Options and restricted stock are granted at fair market value at date of grant for incentive stock options or no less than 85% of fair market value at the date of grant for nonqualified options. Options and restricted stock generally vest over 4 years, with 25% vesting after one year and monthly thereafter, and expire 10 years from grant date.

  As of March 31, 1999, 51,667 shares of restricted common stock held by management were subjected to repurchase by the Company at prices ranging from $0.20 to $0.75 per share.

  During fiscal 1999, the Company increased the shares reserved under the 1994 Plan by 1,000,000 shares and adopted its 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan reserves 1,000,000 shares plus annual increases limited to the lesser of 500,000 shares, 3% of the Company's outstanding common stock, or the number determined by the Board of Directors. Also during fiscal 1999, the Company adopted the 1998 Directors Stock Option Plan which reserves 200,000 shares of common stock and a 1998 Employee Stock Purchase Plan ("Purchase Plan") which reserves 200,000 shares of common stock. The Purchase Plan provides for automatic annual increases of the lesser 100,000 shares, 1/2% of the Company's outstanding common stock or an amount determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of each offering period

                         PILOT NETWORK SERVICES, INC.

or at the end of each purchase period. At March 31, 1999, options for 40,000 shares were issued and outstanding under the 1998 Directors Stock Option Plan and no shares were issued or outstanding under the 1998 Employee Stock Purchase Plan.

  The following table summarizes stock option and restricted stock activity as if all the plans had been combined at the beginning of the periods presented:

                                                                    Weighted
                                         Available                  Average
                                         for grant   Outstanding Exercise price
                                         ----------  ----------- --------------
   Balances, March 31, 1996.............    393,804     316,416      $0.09
     Granted............................   (412,000)    412,000       0.31
     Exercised..........................        --      (96,916)      0.16
     Canceled...........................    169,542    (169,542)      0.22
     Repurchased........................     54,834         --        0.09
                                         ----------   ---------      -----
   Balances, March 31, 1997.............    206,180     461,958       0.23
     Authorized.........................    830,140         --         --
     Granted............................ (1,020,000)  1,020,000       0.82
     Exercised..........................        --      (72,706)      0.12
     Canceled...........................    283,940    (283,940)      0.57
     Repurchased........................     23,892         --        0.08
                                         ----------   ---------      -----
   Balances, March 31, 1998.............    324,152   1,125,312       0.68
     Authorized.........................  2,200,000         --         --
     Granted............................ (1,601,400)  1,601,400       6.98
     Exercised..........................        --     (393,625)      0.57
     Canceled...........................    462,737    (462,737)      4.59
     Repurchased........................    104,167         --        0.67
                                         ----------   ---------      -----
   Balances, March 31, 1999.............  1,489,656   1,870,350      $5.14
                                         ==========   =========      =====
   Exercisable as of March 31, 1999.....                304,258      $1.96
                                                      =========      =====

  The following table summarizes information about fixed stock options outstanding at March 31, 1999:

                                                         Weighted
                                                          Average
                                                         Remaining   Number of
                                              Number of Contractual    Shares
   Exercise Prices                             shares      Life     Exerciseable
   ---------------                            --------- ----------- ------------
   $ 0.09 -$ 1.50............................   530,617    7.53       242,719
     3.00 -  6.00............................   800,833    9.22        41,539
     8.50 -  9.813...........................   355,000    9.79             0
    12.375- 14.125...........................   183,900    8.62        20,000
                                              ---------               -------
   $ 0.09 -$14.125........................... 1,870,350               304,258
                                              =========               =======

  The Company accounts for the plan using the intrinsic value method. As such, compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share. With respect to certain options granted during fiscal 1998 and the first quarter of fiscal 1999, the Company recorded deferred compensation of $1,055,000 and $2,175,000, respectively, for the difference at the grant date between the exercise price per share and the fair value per share, based upon management's estimate of the fair value of the Company's stock on the various grant dates of the common stock underlying the options.

                         PILOT NETWORK SERVICES, INC.

  Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                   Year ended March 31,
                                             ----------------------------------
                                                1997        1998        1999
                                             ----------  ----------  ----------
   Net loss attributable to common
    stockholders
    (in thousands):
     As reported...........................  $   (3,130) $   (6,704) $  (18,583)
     Pro forma.............................      (3,132)     (6,727)    (19,596)
   Net loss per share:
     As reported basic and diluted net loss
      per share............................  $    (1.58) $    (3.31) $    (1.94)
     Pro forma basic and diluted net loss
      per share............................  $    (1.58) $    (3.32) $    (2.05)
     Shares used in computing reported and
      pro forma basic and diluted net loss
      per share............................   1,982,422   2,025,470   9,567,901

  Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using minimum value method in 1997 and 1998 and the Black-Scholes option pricing model in 1999 with the following weighted average assumptions; no dividend yield; expected risk free interest rate of 6.5% for 1997 and 1998 and 5.0% for 1999; expected volatility of 85% for 1999; and expected life for the options of five years and for the shares in the Purchase Plan an expected life of one year. The weighted average fair value of stock options and purchase rights granted under the plans during 1999 was $4.71 per share for options granted and $2.36 per share for purchase rights granted. The fair value stock options granted in 1997 and 1998 was not material.

(7) Segment Information

  The Company has adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

  The Company's chief operating decision maker is considered to be the Company's President and Chief Executive Officer (CEO). The President and CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the President and CEO is comparable with the information presented in the accompanying consolidated statement of operations. The Company operates in a single operating segment: providing comprehensive security services that incorporate high-bandwidth connectivity and enable secure electronic commerce over the Internet. No single customer accounted for greater than 10% of revenues in any period presented and the Company does not have any significant international operations or export revenues.

                          PILOT NETWORK SERVICES, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                     Balance at                      Balance at
                                     Beginning                          End
Classification                        of Year   Additions Deductions  of Year
--------------                       ---------- --------- ---------- ----------
Allowance for doubtful accounts:
  Year ended March 31, 1997.........    $  0      $ 12       $  0       $ 12
  Year ended March 31, 1998.........      12       179        (80)       111
  Year ended March 31, 1999.........     111       445       (399)       157