Form 10-Q
period 1999-06-30
PILOT NETWORK SERVICES INC
filed 1999-08-16
CIK 1063921

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

     For the quarterly period ended June 30, 1999.

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

                               Yes X  No ___
                                  ---

At June 30, 1999, there were 13,638,786 shares of the Registrant's Common Stock outstanding.

                         PILOT NETWORK SERVICES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                              Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................         3

         Condensed Consolidated Balance Sheets as of
         March 31, 1999 and June 30, 1999.................................         3

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 1998 and 1999........................         4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 1998 and 1999........................         5

         Notes to Financial Statements....................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................         7

PART II. OTHER INFORMATION................................................        15

Item 2.  Changes in Securities and Use of Proceeds........................        15

Item 6.  Exhibits and Reports on Form 8-K.................................        15

SIGNATURES................................................................        16

INDEX TO EXHIBITS.........................................................        16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PILOT NETWORK SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                      March 31,          June 30,
                                                                                        1999               1999
                                                                                     -----------         --------
ASSETS
Current assets:
 Cash and cash equivalents..................................................         $    10,660         $  5,375
 Short-term investments.....................................................              12,352            9,488
 Trade receivables, less allowance for doubtful accounts of $157,000 and
  $222,000 as of March 31, 1999 and June 30, 1999, respectively                            3,438            2,729
 Prepaid and other current assets...........................................                 783              670
                                                                                     -----------         --------
  Total current assets......................................................              27,233           18,262
Property and equipment, net.................................................              14,184           17,918
Other assets................................................................                 698              522
                                                                                     -----------         --------
                                                                                     $    42,115         $ 36,702
                                                                                     -----------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...........................................................         $     2,334         $  3,602
 Accrued expenses...........................................................               1,675            1,339
 Line of credit.............................................................               1,439              356
 Term loan..................................................................               3,000            3,000
 Current portion of capital lease obligations...............................               2,175            2,344
 Deferred revenue...........................................................               2,027            1,460
                                                                                     -----------         --------
  Total current liabilities.................................................              12,650           12,101
Capital lease obligations, net of current portion...........................               4,830            4,628
                                                                                     -----------         --------
  Total liabilities.........................................................              17,480           16,729
                                                                                     -----------         --------

Stockholders' equity:
 Common stock, $0.001 par value; 40,000,000 shares authorized; 13,913,024 and 14,089,722 shares issued and outstanding as of March 31, 1999 and
  June 30, 1999, respectively...............................................                  14               14


 Additional paid-in capital.................................................              59,563           59,950
 Accumulated other comprehensive income.....................................                 127               82
 Deferred stock compensation................................................              (1,097)            (904)
 Accumulated deficit........................................................             (31,278)         (36,475)
 Treasury stock, 450,936 shares of common stock at cost
        as of March 31, 1999 and June 30, 1999, respectively................              (2,694)          (2,694)
                                                                                     -----------         --------
  Total stockholders' equity................................................              24,635           19,973
                                                                                     -----------         --------
                                                                                     $    42,115         $ 36,702
                                                                                     ===========         ========

           See accompanying notes to condensed financial statements.

                         PILOT NETWORK SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                           Three months ended
                                                                                June 30,
                                                                           1998          1999
                                                                           ----          ----
Service revenues...................................................        $ 3,720       $ 5,816
Cost of service revenues...........................................          4,023         6,430
                                                                           -------       -------
Gross margin.......................................................           (303)         (614)
                                                                           -------       -------
Operating costs and expenses:
 Sales and marketing...............................................          2,134         2,938
 Engineering and development.......................................            299           635
 General and administrative........................................            688           760
                                                                           -------       -------
 Operating expenses................................................          3,121         4,333
                                                                           -------       -------
Operating loss.....................................................         (3,424)       (4,947)

Interest expense, net..............................................           (208)         (250)
                                                                           -------       -------
Net loss...........................................................        $(3,632)      $(5,197)

Accretion on redeemable convertible preferred stock................           (337)            -
                                                                           -------       -------

Net loss attributable to common stockholders.......................        $(3,969)      $(5,197)
                                                                           =======       =======

Basic and diluted net loss per share...............................         $(1.81)       $(0.38)
                                                                           =======       =======

Shares used in computing net loss per share........................          2,198        13,557
                                                                           =======       =======

           See accompanying notes to condensed financial statements.

                         PILOT NETWORK SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                          Three months ended
                                                                               June 30,
                                                                           1998         1999
                                                                           ----         ----
Cash flows from operating activities:
 Net loss........................................................        $(3,632)        $(5,197)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Foreign currency translation loss..............................              -              (8)
  Depreciation and amortization..................................            852           1,599
  Amortization of deferred compensation..........................            294             193
  Amortization of loan fees......................................              -             150
  Changes in operating assets and liabilities:
   Trade receivables.............................................         (1,174)            709
   Prepaid and other assets......................................           (281)            139
   Accounts payable..............................................          1,652           1,268
   Accrued expenses..............................................            606            (336)
   Deferred revenue..............................................            476            (567)
                                                                         -------         -------
   Net cash used in operating activities.........................         (1,207)         (2,050)
                                                                         -------         -------
Cash flows used in investing activities:
 Purchases of property and equipment.............................           (768)         (4,840)
 Proceeds from sale of short-term investments....................              -           2,827
                                                                         -------         -------
   Net cash used in investing activities.........................           (768)         (2,013)
                                                                         -------         -------
Cash flows from financing activities:
 Net proceeds from issuance of common stock......................            143             387
 Proceeds from working capital line of credit....................          1,056               -
 Payments of working capital line of credit......................              -          (1,083)
 Proceeds from term loan.........................................          6,000               -
 Principal payments of obligations under capital leases..........           (495)           (526)
                                                                         -------         -------
   Net cash provided by (used in) financing activities...........          6,704          (1,222)
                                                                         -------         -------

Net increase (decrease) in cash and cash equivalents.............          4,729          (5,285)

Cash and cash equivalents, beginning of period...................          1,447          10,660
                                                                         -------         -------
Cash and cash equivalents, end of period.........................        $ 6,176         $ 5,375
                                                                         =======         =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest........................        $   220         $   385
                                                                         =======         =======
 Noncash financing activities:
  Assets acquired under capital lease obligations................        $ 1,629         $   493
                                                                         =======         =======
  Accretion of preferred stock...................................        $   337         $     -
                                                                         =======         =======

           See accompanying notes to condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

1.   Basis of presentation

     The interim financial statements included herein for Pilot Network Services, Inc. (the "Company" or "Pilot") have been prepared by the Company, without audit, pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission. In management's opinion, the interim financial statements include all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation of the information set forth therein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's March 31, 1999, financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission and dated June 29, 1999.

2.   Basic and diluted net loss per share

     Basic and diluted net loss per share has been computed using the weighted average number of common shares outstanding during the period. Inclusion of common share equivalents would be anti-dilutive and have been excluded from diluted per share calculations. Pro forma net loss per share includes the Company's preferred stock on an as-converted basis.

     Excluded from the computation of diluted earnings per share for the period ending June 30, 1998, are options to acquire 1,556,940 shares of common stock and 7,763,030 common share equivalents resulting from the assumed conversion of the Series A, B, C, D, E and F preferred stock and related warrants because their effects would be anti-dilutive. Excluded from the computation of diluted earnings per share for the period ending June 30, 1999, are options to acquire 2,357,645 shares of common stock and 255,374 common share equivalents from the assumed exercise of common stock warrants because their effects would be anti-dilutive.

     Had the outstanding shares of redeemable convertible preferred stock and the Series A Preferred Stock converted to common stock as of April 1, 1998, or the date of issuance if later, pro-forma basic and diluted loss per share for June 30, 1998, would have been $0.36 on an approximate share count of 9,961,000.

3.   Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments and hedging activities. The Company is required to adopt SFAS 133 as amended by SFAS 137 in the first quarter of fiscal year 2001. The Company does not anticipate that SFAS 133 as amended by SFAS 137 will have a material impact on its financial statements.

4.   Comprehensive Loss

     Total comprehensive loss for the quarter ended June 30, 1999, was $5,242,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors that may be described in other documents the Company files from time to time with the Securities and Exchange Commission, including its Annual Report on Form 10-K filed by the Company on June 29, 1999, and any Quarterly Reports on Form 10-Q filed by the Company in the future.

OVERVIEW

     Pilot provides a wide range of secure Internet services that incorporate high-bandwidth connectivity and enable secure electronic business over the Internet. The services are offered for a fixed monthly fee on an annual subscription-basis. The Company's services include secure hosting and Internet connectivity services that enable secure connectivity between a corporate network and the Internet and secure virtual private networking services that enable remote users and wide-area networks to securely communicate enterprise-wide and over the Internet. The Company offers a scalable solution that allows customers to quickly deploy and expand electronic business capabilities by subscribing to Pilot's secure Internet services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1999

     SERVICE REVENUES. In the three months ended June 30, 1999, service revenues increased 56% to $5.8 million from $3.7 million in the three months ended June 30, 1998. This growth was due primarily to increases in the number of new customers and to additional services sold to existing customers. To a lesser extent, annual price increases for various offered services also contributed to this growth. Additionally, the Company was able to shorten the implementation time for certain new services, allowing for earlier recognition of implementation fees and billing of fees for recurring services.

     COST OF SERVICE REVENUES. Cost of service revenues increased to $6.4 million, or 111% of service revenues, in the three months ended June 30, 1999, compared to $4.0 million, or 108% of service revenues, in the three months ended June 30, 1998. The increase in cost of service revenue was a result of an increase in security implementation, customer service and operations personnel to 77 at June 30, 1999, as well as increases in recruiting, consulting, telecommunications and depreciation directly related to the Company's revenue growth. Additionally, incremental costs associated with the opening of a new Network Security Center in Alameda, California contributed to the increase in cost of service revenues. The Company expects the cost of service revenues to increase on an absolute basis as a result of expected customer expansion in the Company's Network Security Centers.

     SALES AND MARKETING. Sales and marketing expenses increased 38% to $2.9 million in the three months ended June 30, 1999, from $2.1 million in the three months ended June 30, 1998, but decreased as a percentage of service revenues to 51% for the three months ended June 30, 1999, from 57% for the three months ended June 30, 1998. The increase in sales and marketing expense was a result of an increase in sales and marketing personnel to 42 at June 30, 1999, as well as increases in recruiting, commissions and sales promotion directly related to the expanded sales activity. The Company expects that its sales and marketing expenses will continue to increase in absolute dollars for at least the next twelve months as the Company makes additional investments in expanding its sales and marketing activities.

     ENGINEERING AND DEVELOPMENT. Engineering and development expenses increased 113% to $635,000 in the three months ended June 30, 1999, from $299,000 in the three months ended June 30, 1998, and increased as a percentage of service revenues to 11% for the three months ended June 30, 1999, from 8% for the three months ended June 30, 1998. The increase in engineering and development expense was a result of an increase in personnel to 18 at June 30, 1999, as well as increases in recruiting and consulting. The Company expects that its engineering and development expenses will continue to increase in absolute dollars for at least the next twelve months as the Company makes additional investments in developing its secure electronic commerce services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 11% to $761,000 in the three months ended June 30, 1999 from $688,000 in the three months ended June 30, 1998, but decreased as a percentage of service revenues to 13% for the three months ended June 30, 1999, from 19% for the three months ended June 30, 1998. The increase in general and administrative expenses was a result of an increase in personnel to 17 at June 30, 1999, as well as increases in professional fees, business taxes and amortization of deferred compensation as well as other costs associated with being a public company. The Company expects that its general and administrative expenses will continue to increase in absolute dollars for at least the next twelve months as the Company continues to expand its operations and incurs additional costs associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company's cash, cash equivalents and short-term investments totaled $14.9 million compared to cash, cash equivalents and short-term investments of $23.0 million at March 31, 1999.

     As of June 30, 1999, the Company had an $8.0 million equipment line of credit and lease facility for financing of equipment purchases at interest rates of approximately 15%. Borrowings under the facilities are repayable in monthly installments of principal and interest over 48 months and are secured by a lien on the financed equipment. As of June 30, 1999, the Company had borrowed an aggregate of $7.3 million under these lines of credit and lease facilities. The Company is currently negotiating for additional operating and equipment lease lines of credit with several financial institutions.

     On May 11, 1998, the Company negotiated a line of credit with a financial institution for an aggregate amount of $1.5 million. The line of credit currently bears interest of 10.0% per annum and is secured by assets of the Company. At June 30, 1999, $1.1 million of this debt facility was available.

     On June 30, 1998, the Company completed a borrowing arrangement with two lenders providing $6.0 million of short term financing. The loans expired in June 1999 and incurred interest at 13.5% per annum. The loans contained various pre-payment options available after the Company's initial public offering date of August 10, 1998. As additional consideration, the Company issued 150,000 warrants to purchase common stock at $11.20 per share. The Company calculated the fair value of the warrants of $1.2 million and recorded such amount as a discount on the loans which has been amortized over the expected terms of the loans. One of the lenders exercised its option for repayment of $3.0 million which was repaid in October 1998. On July 1, 1999, the Company repaid the remaining $3.0 million liability to the other lender.

     On October 19, 1998, the Company announced an open-market common stock repurchase program under which the Company would repurchase up to 1.5 million shares of its Common Stock. As of June 30, 1999, 450,936 shares had been repurchased, at an aggregate cost to the Company of approximately $2.7 million. The Company does not anticipate making any additional repurchases under this program.

     The Company believes that its existing capital resources, available equipment lease financing and additional operating and lease lines of credit currently under negotiation will be adequate to fund its current operations through fiscal 2000. The Company believes that it will be necessary for the Company to sell equity securities for the purpose of financing the Company's operations after March 31, 2000. There can be no assurance that the Company will be successful in generating anticipated levels of cash from operations or completing any anticipated borrowings or equity financings, including successful completion of its current line of credit negotiations. If, prior to March 31, 2000, the Company is unable to generate sufficient cash flow from operations or additional borrowings, it may be required to sell assets, scale down its operations and expansion plans, refinance all or a portion of its existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on the Company's business, results of operations and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.

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

   LIMITED OPERATING HISTORY; HISTORY OF LOSSES. The Company began operations in 1993, and has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of June 30, 1999, the Company had an accumulated deficit of approximately $36.5 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. The Company has recently made and expects to continue making significant investments in security technologies, new and existing Network Security Centers, sales and marketing activities, and the development of new services. As a result, the Company experienced a decline in gross margin and an increase in net loss in fiscal 1998 and fiscal 1999 and expects to continue experiencing significant net losses on a quarterly and annual basis for the foreseeable future, including a negative gross margin at least for the next nine months. Failure of the Company's services to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved.

   FUTURE CAPITAL NEEDS. The Company believes that its existing capital resources, available equipment lease financing and additional operating and lease lines of credit currently under negotiation will be adequate to fund its current operations through fiscal 2000. The Company believes that it will be necessary for the Company to sell equity securities for the purpose of financing the Company's operations after March 31, 2000. There can be no assurance that the Company will be successful in generating anticipated levels of cash from operations or completing any anticipated borrowings or equity financings, including successful completion of its current line of credit negotiations. If, prior to March 31, 2000, the Company is unable to generate sufficient cash flow from operations or additional borrowings, it may be required to sell assets, scale down its operations and expansion plans, refinance all or a portion of its existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on the Company's business, results of operations and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.


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

PART II.  OTHER INFORMATION.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company filed a registration statement on Form S-1, File No. 333-57453, for an initial public offering of Common Stock which was declared effective by the Securities and Exchange Commission on August 10, 1998. In that offering, the Company sold an aggregate of 3,110,000 shares of its Common Stock with net offering proceeds of $39.4 million. As of June 30, 1999, the Company had used approximately $28.1 million of those proceeds as follows:

  Construction of plant, building and facilities:         $4.3 million
  Purchase and installation of machinery and equipment:   $7.4 million
  Purchases of real estate:                              None
  Acquisition of other businesses:                       None
  Repayment of indebtedness:                              $4.6 million
  Working capital:                                       None
  Repurchase of Common Stock:                             $2.7 million
  Cash loss from operations:                              $9.1 million

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


August 16, 1999         /s/ William C. Leetham
---------------         ----------------------
                        William C. Leetham
                        Senior Vice President, Finance and Administration
                        Chief Financial Officer, Treasurer and Secretary
                        (Principal Financial and Accounting Officer)


EXHIBIT INDEX


Exhibit Number      Description of Exhibit

27.1                Financial Data Schedule