Form 10-Q
period 1999-09-30
PILOT NETWORK SERVICES INC
filed 1999-11-15
CIK 1063921

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended September 30, 1999.

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

                               Yes   X    No
                                   -----     ----

At September 30, 1999, there were 13,745,796 shares of the Registrant's Common Stock outstanding.

                         PILOT NETWORK SERVICES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                  Page Number


PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements.............................................    3

            Condensed Balance Sheets as of
            March 31, 1999 and September 30, 1999............................    3

            Condensed Statements of Operations for the three months and six
            months ended September 30, 1998 and 1999.........................    4

            Condensed Statements of Cash Flows for the
            six months ended September 30, 1998 and 1999.....................    5

            Notes to Financial Statements....................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................    7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......   16

PART II.    OTHER INFORMATION................................................   16

Item 2.     Changes in Securities and Use of Proceeds........................   16

Item 4.     Submission of Matters to a Vote of Security Holders..............   16

Item 6.     Exhibits and Reports on Form 8-K.................................   17

SIGNATURES...................................................................   17

INDEX TO EXHIBITS............................................................   17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PILOT NETWORK SERVICES, INC.

                            CONDENSED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                  March 31,        September 30,
                                                                                     1999               1999
                                                                                  ---------        -------------
                                    ASSETS
Current assets:
 Cash and cash equivalents...................................................         $ 10,660            $  3,167
 Short-term investments......................................................           12,352               1,930
 Trade receivables, less allowance for doubtful accounts of $157 and $217 as
  of March 31, 1999 and September 30, 1999, respectively.....................            3,438               4,262
 Prepaid and other current assets............................................              783                 735
                                                                                      --------            --------
    Total current assets.....................................................           27,233              10,094
Property and equipment, net..................................................           14,184              18,850
Other assets.................................................................              698                 513
                                                                                      --------            --------
                                                                                      $ 42,115            $ 29,457
                                                                                      ========            ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................         $  2,334            $  2,427
 Accrued expenses............................................................            1,675               2,341
 Line of credit..............................................................            1,439               1,311
 Term loan...................................................................            3,000                   -
 Current portion of capital lease obligation.................................            2,175               2,471
 Deferred revenue............................................................            2,027               1,357
                                                                                      --------            --------
    Total current liabilities................................................           12,650               9,907
Capital lease obligations, net of current portion............................            4,830               4,600
                                                                                      --------            --------
    Total liabilities........................................................           17,480              14,507
                                                                                      --------            --------

Stockholders' equity:
 Common stock, $0.001 par value; 40,000,000 shares authorized; 13,913,024 and 14,196,732 shares issued and outstanding as of March 31, 1999 and
  September 30, 1999, respectively...........................................               14                  14
 Additional paid-in capital..................................................           59,563              60,067
 Accumulated other comprehensive income......................................              127                  40
 Deferred stock compensation.................................................           (1,097)               (761)
 Accumulated deficit.........................................................          (31,278)            (41,716)
 Treasury stock, 450,936 shares of common stock at cost
   as of March 31, 1999 and September 30, 1999, respectively.................           (2,694)             (2,694)
                                                                                      --------            --------
    Total stockholders' equity...............................................           24,635              14,950
                                                                                      --------            --------
                                                                                      $ 42,115            $ 29,457
                                                                                      ========            ========

           See accompanying notes to condensed financial statements.

                          PILOT NETWORK SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                      Three months ended               Six months ended
                                                        September 30,                   September 30,
                                                     1998            1999            1998            1999
                                                   --------        --------        --------        --------

Service revenues.................................     $ 3,770         $ 7,130         $ 7,490        $ 12,946
Cost of service revenues.........................       4,581           7,379           8,604          13,809
                                                      -------         -------         -------        --------
Gross margin.....................................        (811)           (249)         (1,114)           (863)
                                                      -------         -------         -------        --------
Operating costs and expenses:
 Sales and marketing.............................       2,134           3,218           4,268           6,156
 Engineering and development.....................         386             767             685           1,402
 General and administrative......................         728             970           1,416           1,730
                                                      -------         -------         -------        --------
 Operating expenses..............................       3,248           4,955           6,369           9,288
                                                      -------         -------         -------        --------
Operating loss...................................      (4,059)         (5,204)         (7,483)        (10,151)
Interest expense, net............................      (1,031)            (37)         (1,239)           (287)
                                                      -------         -------         -------        --------
Net loss.........................................      (5,090)         (5,241)         (8,722)        (10,438)

Accretion on redeemable convertible preferred
 stock...........................................        (151)              -            (488)              -
                                                      -------         -------         -------        --------

Net loss attributable to common stockholders.....     $(5,241)        $(5,241)        $(9,210)       $(10,438)
                                                      =======         =======         =======        ========

Basic and diluted net loss per share.............     $ (0.60)        $ (0.38)        $ (1.68)       $  (0.77)
                                                      =======         =======         =======        ========

Shares used in computing net loss per share......       8,752          13,689           5,477          13,625
                                                      =======         =======         =======        ========


           See accompanying notes to condensed financial statements.

                          PILOT NETWORK SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)


                                                                          Six months ended
                                                                           September 30,
                                                                        1998            1999
                                                                   --------------  --------------

Cash flows from operating activities:
 Net loss............................................................   $ (8,722)       $(10,438)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.....................................      1,790           3,371
   Amortization of deferred compensation.............................        705             336
   Amortization of loan fees.........................................        750             150
   Changes in operating assets and liabilities:
     Trade receivables...............................................       (752)           (824)
     Prepaid and other assets........................................       (271)             83
     Accounts payable................................................       (146)             93
     Accrued expenses................................................        803             666
     Deferred revenue................................................       (146)           (670)
                                                                        --------        --------
       Net cash used in operating activities.........................     (5,989)         (7,233)
                                                                        --------        --------
Cash flows used in investing activities:
 Purchases of property and equipment.................................     (1,560)         (6,863)
 Purchases of short-term investments.................................    (11,691)              -
 Proceeds from short-term investments................................          -          10,335
                                                                        --------        --------
       Net cash provided by (used in) investing activities...........    (13,251)          3,472
                                                                        --------        --------
Cash flows from financing activities:
 Net proceeds from issuance of common stock..........................     43,326             504
 Proceeds from working capital line of credit........................        726               -
 Payments of working capital line of credit..........................          -            (128)
 Proceeds from term loan.............................................      6,000               -
 Payments of term loan...............................................          -          (3,000)
 Principal payments of obligations under capital leases..............     (1,038)         (1,108)
                                                                        --------        --------
       Net cash provided by (used in) financing activities...........     49,014          (3,732)
                                                                        --------        --------

Net increase (decrease) in cash and cash equivalents.................     29,774          (7,493)

Cash and cash equivalents, beginning of period.......................      1,447          10,660
                                                                        --------        --------
Cash and cash equivalents, end of period.............................   $ 31,221        $  3,167
                                                                        ========        ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest............................   $    706        $    667
                                                                        ========        ========
 Noncash financing activities:
  Assets acquired under capital lease obligations....................   $  2,373        $  1,174
                                                                        ========        ========
  Accretion on preferred stock.......................................   $    488        $      -
                                                                        ========        ========


           See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis of presentation

     The financial statements included herein for Pilot Network Services, Inc. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's March 31, 1999, financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated June 29, 1999 and its Quarterly Report on Form 10-Q dated August 16, 1999.


2.   Basic and diluted net loss per share

     Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the period. Inclusion of common share equivalents would be anti-dilutive and have been excluded from per share calculations.

     As part of Pilot's initial public offering on August 10, 1998, 7,763,030 shares of common stock were issued from the conversion of the Series A, B, C, D, E and F preferred stock. Prior to August 10, 1998, those shares were not included in calculating diluted earnings per share because the effects would be anti-dilutive. Also excluded from the computation of diluted earnings per share for the three and six-month periods ending September 30, 1998, are options to acquire 1,604,558 shares of common stock and 292,910 common share equivalents from the assumed exercise of common stock warrants because their effects would be anti-dilutive. Excluded from the computation of diluted earnings per share for the three and six-month periods ending September 30, 1999, are options to acquire 2,251,671 shares of common stock and 217,874 common share equivalents from the assumed exercise of common stock warrants because their effects would be anti-dilutive.

3.   Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for accounting for derivative instruments and hedging activities. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 137, in the first quarter of fiscal year 2002. The Company does not anticipate that SFAS No. 133 will have a material impact on its financial statements.

4.   Comprehensive Loss

     Total comprehensive loss for the quarter and six months ended September 30, 1999, was $5,283,000 and $10,525,000, respectively.

5.  Subsequent event.

     On November 10, 1999, the Company completed an $8.0 million credit facility with a financial institution consisting of $5.0 million as a revolving line of credit and $3.0 million as a term loan. The line of credit is renewable in successive one-year terms and currently bears interest of 10.25% per annum. The term loan expires in one year and currently bears interest of 10.25% per annum. Additionally, the term loan must be pre-paid, without penalty, if the Company raises more than $15 million in equity. The credit facility is secured by the general assets of the Company. As additional consideration, the Company issued a warrant to purchase 121,212 shares of common stock at $8.25 per share. The Company calculated a fair value of the warrants of $1.0 million which amount will be capitalized and amortized over the expected terms of the loans.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors that may be described in other documents the Company files from time to time with the Securities and Exchange Commission, including its Annual Report on Form 10-K filed by the Company on June 29, 1999, its Quarterly Report on Form 10-Q filed by the Company on August 16, 1999, and any Quarterly Reports on Form 10-Q filed by the Company in the future.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

   SERVICE REVENUES. In the three months ended September 30, 1999, service revenues increased 89% to $7.1 million from $3.8 million in the three months ended September 30, 1998. This growth was due primarily to increases in the number of new customers and to additional services sold to existing customers. To a lesser extent, annual price increases for various offered services also contributed to this growth. Additionally, the Company was able to shorten the implementation time for certain new services, allowing for earlier recognition of implementation fees and billing of fees for recurring services.

   COST OF SERVICE REVENUES. Cost of service revenues increased 61% to $7.4 million, or 103% of service revenues, in the three months ended September 30, 1999, compared to $4.6 million, or 121% of service revenues, in the three months ended September 30, 1998. The increase in cost of service revenue was a result of an increase in security implementation, customer service and operations personnel from 63 at September 30, 1998, to 80 at September 30, 1999, as well as increases in the average cost of those personnel, consulting, facilities rent, telecommunications, equipment leases and depreciation directly related to the Company's revenue growth. Additionally, incremental costs associated with the opening of a new Network Security Center in Alameda, California contributed to the increase in cost of service revenues. The Company expects the cost of service revenues to continue to increase on an absolute basis as a result of expected customer expansion in the Company's Network Security Centers.

   SALES AND MARKETING. Sales and marketing expenses increased 51% to $3.2 million in the three months ended September 30, 1999, from $2.1 million in the three months ended September 30, 1998, but decreased as a percentage of service revenues to 45% for the three months ended September 30, 1999, from 57% for the three months ended September 30, 1998. The increase in sales and marketing expense was a result of increases in recruiting, commissions and sales promotion directly related to the expanded sales activity. The Company expects that its sales and marketing expenses will continue to increase in absolute dollars for at least the next twelve months as the Company makes additional investments in expanding its sales and marketing activities. The Company employed 40 sales and marketing personnel at September 30, 1999.

   ENGINEERING AND DEVELOPMENT. Engineering and development expenses increased 99% to $0.8 million in the three months ended September 30, 1999, from $0.4 million in the three months ended September 30, 1998, and remained relatively flag as a percentage of service revenues at 11% for the three months ended September 30, 1999, compared to 10% for the three months ended September 30, 1998. The increase in engineering and development expense was a result of an increase in personnel from 9 at September 30, 1998, to 18 at September 30, 1999, as well as an increase in consulting and other professional services. The Company expects that its engineering and development expenses will continue to increase in absolute dollars for at least the next twelve months as the Company makes additional investments in developing its secure electronic commerce services.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 33% to $1.0 million in the three months ended September 30, 1999 from $0.7 million in the three months ended September 30, 1998, but decreased as a percentage of service revenues to 14% for the three months ended September 30, 1999, from 19% for the three months ended September 30, 1998. The increase in general and administrative expense was a result of an increase in personnel from 13 at September 30, 1998, to 17 at September 30, 1999, as well as increases in professional fees and business taxes as well as other costs associated with being a public company. The Company expects that its general and administrative expenses will continue to increase in absolute dollars for at least the next twelve months as the Company continues to expand its operations.


SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

   SERVICE REVENUES. In the six months ended September 30, 1999, service revenues increased 73% to $12.9 million from $7.5 million in the six months ended September 30, 1998. This growth was due primarily to increases in the number of new customers and to additional services sold to existing customers. To a lesser extent, annual price increases for various offered services also contributed to this growth.

   COST OF SERVICE REVENUES. Cost of service revenues increased to $13.8 million, or 107% of service revenues, in the six months ended September 30, 1999, compared to $8.6 million, or 115% of service revenues, in the six months ended September 30, 1998. The increase in cost of service revenue was a result of an overall increase in customer service and operations personnel as well as an increase in the average cost of such personnel. Additionally, increases in consulting, telecommunications, facilities rent, equipment leases and depreciation, all associated with existing operations as well as the opening of a new Network Security Center in Alameda, California contributed to the increase in cost of service revenue.

   SALES AND MARKETING. Sales and marketing expenses increased 44% to $6.2 million in the six months ended September 30, 1999 from $4.3 million in the six months ended September 30, 1998 but decreased as a percentage of service revenues to 44% for the six months ended September 30, 1999 from 57% for the six months ended September 30, 1998. The increase in sales and marketing expense was a result of additional commissions and expanding marketing programs in connection with the Company's expansion of its operations. The Company expects that sales and marketing expenses will continue to increase in absolute dollars for the remainder of the fiscal year.

   ENGINEERING AND DEVELOPMENT. Engineering and development expenses increased 110% to $1.4 million in the six months ended September 30, 1999 from $0.7 million in the six months ended September 30, 1998 and increased as a percentage of service revenues to 11% for the six months ended September 30, 1999 from 9% for the six months ended September 30, 1998. The increase in engineering and development expense was a result of increases in personnel and consulting related expenses in connection with continuing efforts to develop new security methodologies, integrate and enhance acquired third-party technologies to support the Company's security and add new service offerings. The Company expects that its engineering and development expenses will continue to increase in absolute dollars for the remainder of the fiscal year as a result of this increased investment activity.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 22% to $1.7 million in the six months ended September 30, 1999 from $1.4 million in the six months ended September 30, 1998 but decreased as a percentage of service revenues to 13% for the six months ended September 30, 1999 from 19% for the six months ended September 30, 1998. The increase in general and administrative expense was a result of increases in personnel, professional fees and business taxes. The Company expects that its general and administrative expenses will continue to increase in absolute dollars for the remainder of the fiscal year as the Company continues to expand its operations.


LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1999, the Company's cash, cash equivalents and short-term investments totaled $5.1 million compared to cash, cash equivalents and short-term investments of $23.0 million at March 31, 1999.

   As of September 30, 1999, the Company had an $8.0 million equipment line of credit and lease facility for financing of equipment purchases at interest rates of approximately 15%. Borrowings under the facilities are repayable in monthly installments of principal and interest over 48 months and are secured by a lien on the financed equipment. As of September 30, 1999, the Company had fully utilized these lines of credit and lease facilities. The Company intends to secure additional equipment lease lines of credit to fund growth in capital equipment purchases.

     On November 10, 1999, the Company completed an $8.0 million credit facility with a financial institution consisting of $5.0 million as a revolving line of credit and $3.0 million as a term loan. The line of credit is renewable in successive one-year terms and currently bears interest of 10.25% per annum. The term loan expires in one year and currently bears interest of 10.25% per annum. Additionally, the term loan must be pre-paid, without penalty, if the Company raises more than $15 million in equity. The credit facility is secured by the general assets of the Company. As additional consideration, the Company issued a warrant to purchase 121,212 shares of common stock at $8.25 per share. The Company calculated a fair value of the warrants of $1.0 million which amount was capitalized and will be amortized over the expected terms of the loans.

   On October 19, 1998, the Company announced an open-market common stock repurchase program under which the Company would repurchase up to 1.5 million shares of its Common Stock. As of June 30, 1999, 450,936 shares had been repurchased, at an aggregate cost to the Company of approximately $2.7 million. The Company does not anticipate making any additional repurchases under this program.

   On June 30, 1998, the Company completed a borrowing arrangement with two lenders providing $6.0 million of short term financing bearing interest at 13.5% per annum. The loans expired in June 1999. The loans contained various pre-payment options available after the Company's initial public offering date of August 10, 1998. As additional consideration, the Company issued 150,000 warrants to purchase common stock at $11.20 per share. The Company calculated a fair value of the warrants of $1.2 million which amount was capitalized and amortized over the expected terms of the loans. One of the lenders exercised its option for repayment of $3.0 million which was repaid in October 1998. On July 1, 1999, the Company repaid the remaining $3.0 million liability to the other lender.

   On May 11, 1998, the Company negotiated a line of credit with a financial institution for an aggregate amount of $1.5 million. The line of credit currently bears interest of 10.25% per annum and is secured by assets of the Company. At September 30, 1999, $1.3 million of this debt facility was available. This line of credit has been repaid from proceeds of the $3.0 million term loan and terminated.

   The Company's working capital and capital requirements will depend upon numerous factors including plans to incur substantial additional capital expenditures primarily for additions to and expansions of its Network Security Centers, developing, acquiring or licensing new applications and technologies, and the level of resources that the Company devotes to its sales and marketing activities. In addition to the recently completed $8.0 million line of credit, the Company will require additional equity financing during the quarter ending March 31, 2000, which it is actively pursuing. In addition, the Company will pursue additional equipment lease financing. However, there can be no assurance that the Company will be successful in generating anticipated levels of cash from operations or in obtaining equity or equipment lease financing. If the Company is unable to generate sufficient cash flow from operations, or is unable to obtain additional equity or equipment lease financing, it will be required to sell assets, scale down its operations and expansion plans, refinance all or a portion of its existing indebtedness or obtain other sources of financing earlier than planned, any of which would have a material adverse impact on the Company's business, results of operations and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.

YEAR 2000 RISKS

   The Company has established procedures for evaluating and managing the risks and costs associated with the Year 2000 problem and believes that the internal computer systems that the Company has developed are currently Year 2000 compliant. To date, the Company has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in order to comply with Year 2000 requirements in the foreseeable future. In the quarter ended December 31, 1998, the Company formed a group of its technical staff on a project to upgrade and standardize hardware, operating systems and application software versions on most of the Company's production equipment. The Company believes that this project is required for general consistency and operating efficiencies. However, a by-product of this effort will be a greater level of assurance that the Company is Year 2000 compliant. The engineering phase of the project is currently on schedule and is estimated to be completed on or about the end of November 1999. However, continued monitoring and a year end transition effort will continue into January 2000.

   Despite the Company's belief that its internal computer systems are currently Year 2000 compliant, many of the Company's customers maintain their Internet operations on commercially available operating systems, which may be impacted by Year 2000 complications. In addition, the Company relies on third party vendors for certain equipment, which may contain embedded instructions, and software included within the Company's services, which may not be Year 2000 compliant. The Company is conducting an audit of its third-party suppliers as to the Year 2000 compliance of their systems. However, the failure to correct or discover a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company has developed contingency plans for staffing and operating its Network Security Centers in the event of any Year 2000 complications. This plan is being updated on a continuous basis and will be in place prior to December 31, 1999. As a precautionary measure, the Company plans to fully staff its Network Security Centers over the New Year's Day holiday and to take other precautions during this period. In connection with these measures, the Company expects to incur incremental expense of at least $70,000 beyond normal holiday staffing costs. Further, any serious or unexpected service problems that might be caused by Year 2000 complications could create the need for additional, unexpected and material expenditures.

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

   FUTURE CAPITAL NEEDS. The Company's working capital and capital requirements will depend upon numerous factors including plans to incur substantial additional capital expenditures primarily for additions to and expansions of its Network Security Centers, developing, acquiring or licensing new applications and technologies, and the level of resources that the Company devotes to its sales and marketing activities. In addition to the recently completed $8.0 million line of credit, the Company will require additional equity financing during the quarter ending March 31, 2000, which it is actively pursuing. In addition, the Company will pursue additional equipment lease financing.
However, there can be no assurance that the Company will be successful in generating anticipated levels of cash from operations or in obtaining equity or equipment lease financing. If the Company is unable to generate sufficient cash flow from operations, or is unable to obtain additional equity or equipment lease financing, it will be required to sell assets, scale down its operations and expansion plans, refinance all or a portion of its existing indebtedness or obtain other sources of financing earlier than planned, any of which would have a material adverse impact on the Company's business, results of operations and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.

   LIMITED OPERATING HISTORY; HISTORY OF LOSSES. The Company began operations in 1993, and has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of September 30, 1999, the Company had an accumulated deficit of approximately $41.7 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. The Company has recently made and expects to continue making significant investments in security technologies, new and existing Network Security Centers, sales and marketing activities, and the development of new services. As a result, the Company experienced a decline in gross margin and an increase in net loss in fiscal 1998 and fiscal 1999 and expects to continue experiencing significant net losses on a quarterly and annual basis for the foreseeable future, including a negative gross margin at least for the next six months. Failure of the Company's services to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Company has limited exposure to financial market risks, including changes in interest rates. The fair value of Pilot's investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of the Company's debt obligations. Pilot's foreign operations are limited in scope and thus the Company is not materially exposed to foreign currency fluctuations.


PART II.  OTHER INFORMATION.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

   The Company filed a registration statement on Form S-1, File No. 333-57453, for an initial public offering of Common Stock which was declared effective by the Securities and Exchange Commission on August 10, 1998. In that offering, the Company sold an aggregate of 3,110,000 shares of its Common Stock with net offering proceeds of $39.4 million. As of September 30, 1999, the Company had used approximately $37.8 million of those proceeds as follows:

 Construction of plant, building and facilities:          $4.3 million
 Purchase and installation of machinery and equipment:    $9.4 million
 Purchases of real estate:                              None
 Acquisition of other businesses:                       None
 Repayment of indebtedness:                               $9.0 million
 Working capital:                                       None
 Repurchase of Common Stock:                              $2.7 million
 Cash loss from operations:                              $12.4 million

   The foregoing amounts represent the Company's best estimate of its use of proceeds for the period indicated. No payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On September 16, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as Class I directors M. Marketta Silvera (with 10,571,957 affirmative votes and 298,004 votes withheld), Shanda Bahles (with 10,720,122 affirmative votes and 149,839 votes withheld), and Thomas B. Kelly (with 10,818,074 affirmative votes and 51,887 votes withheld).

   In addition, the stockholders approved the amendment of the Company's 1998 Stock Option Plan (with 5,022,717 affirmative votes, 806,667 negative votes, 5,017,744 broker non-votes and 22,833 abstentions).

   The stockholders also ratified the appointment of KPMG, LLP, as the Company's independent public accountants for fiscal year ending March 31, 2000, (with 10,834,785 affirmative votes, 18,630 negative votes, and 16,546 abstentions).

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


A. Exhibits

Exhibit Number  Description of Exhibit

10.1            1998 Stock Option Plan, as amended on April 23, 1999
27.1            Financial Data Schedule


B. Reports on Form 8-K

None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 15, 1999       /s/ William C. Leetham
-----------------       ----------------------
                        William C. Leetham
                        Senior Vice President, Finance and Administration
                        Chief Financial Officer, Treasurer and Secretary
                        (Principal Financial and Accounting Officer)



EXHIBIT INDEX


Exhibit Number  Description of Exhibit

10.1            1998 Stock Option Plan, as amended on April 23, 1999
27.1            Financial Data Schedule