Form 10-Q
period 1999-12-31
PILOT NETWORK SERVICES INC
filed 2000-02-14
CIK 1063921

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended December 31, 1999.

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

                               Yes __X__  No ___

At December 31, 1999, there were 14,821,384 shares of the Registrant's Common Stock outstanding.

                        PILOT NETWORK SERVICES, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                                    INDEX

                                                                              Page Number
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.............................................     3

            Condensed Balance Sheets as of
            March 31, 1999 and December 31, 1999.............................     3

            Condensed Statements of Operations for the three months and nine
            months ended December 31, 1998 and 1999..........................     4

            Condensed Statements of Cash Flows for the
            nine months ended December 31, 1998 and 1999.....................     5

            Notes to Condensed Financial Statements..........................     6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................     7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......    14

PART II.    OTHER INFORMATION................................................    15

Item 2.     Changes in Securities and Use of Proceeds........................    15

Item 6.     Exhibits and Reports on Form 8-K.................................    16

SIGNATURES...................................................................    16

INDEX TO EXHIBITS............................................................    17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PILOT NETWORK SERVICES, INC.

                            CONDENSED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                  March 31,         December 31,
                                                                                     1999              1999
                                                                                ---------------   ----------------
ASSETS
Current assets:
 Cash and cash equivalents...................................................         $ 10,660            $  1,759
 Short-term investments......................................................           12,352               1,097
 Trade receivables, less allowance for doubtful accounts of $157 and $302 as
  of March 31, 1999 and December 31, 1999, respectively......................            3,438               6,754
 Receivable from sale of common stock........................................                -              15,000
 Prepaid and other current assets............................................              783               1,426
                                                                                      --------            --------
  Total current assets.......................................................           27,233              26,036
Property and equipment, net..................................................           14,184              20,560
Other assets.................................................................              698               1,404
                                                                                      --------            --------
                                                                                      $ 42,115            $ 48,000
                                                                                      ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................         $  2,334            $  4,374
 Accrued expenses............................................................            1,675               1,856
 Line of credit..............................................................            1,439               4,830
 Term loan...................................................................            3,000               3,000
 Current portion of capital lease obligation.................................            2,175               2,380
 Deferred revenue............................................................            2,027               1,894
                                                                                      --------            --------
  Total current liabilities..................................................           12,650              18,334
Capital lease obligations, net of current portion............................            4,830               4,061
                                                                                      --------            --------
  Total liabilities..........................................................           17,480              22,395
                                                                                      --------            --------
Common stock held in escrow, net of issuance costs; 919,540 shares...........                -              14,750
                                                                                      --------            --------
Stockholders' equity:
 Common stock, $0.001 par value; 40,000,000 shares authorized; 13,913,024 and 13,901,844 shares issued and outstanding as of March 31, 1999 and
  December 31, 1999, respectively............................................               14                  15
 Additional paid-in capital..................................................           59,563              61,247
 Accumulated other comprehensive income......................................              127                  40
 Deferred stock compensation.................................................           (1,097)               (443)
 Accumulated deficit.........................................................          (31,278)            (47,310)
 Treasury stock, 450,936 shares of common stock at cost
        as of March 31, 1999 and December 31, 1999...........................           (2,694)             (2,694)
                                                                                      --------            --------
  Total stockholders' equity.................................................           24,635              10,855
                                                                                      --------            --------
                                                                                      $ 42,115            $ 48,000
                                                                                      ========            ========

           See accompanying notes to condensed financial statements.

                          PILOT NETWORK SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                       Three months ended              Nine months ended
                                                          December 31,                    December 31,
                                                        1998            1999            1998            1999
                                                       -------         -------        --------        --------
Service revenues...............................        $ 4,480         $ 8,465        $ 11,970        $ 21,411
Cost of service revenues.......................          5,263           8,188          13,867          21,997
                                                       -------         -------        --------        --------
Gross margin...................................           (783)            277          (1,897)           (586)
                                                       -------         -------        --------        --------
Operating costs and expenses:
 Sales and marketing...........................          2,724           3,342           6,992           9,498
 Engineering and development...................            386           1,134           1,071           2,536
 General and administrative....................            722             983           2,138           2,713
                                                       -------         -------        --------        --------
 Operating expenses............................          3,832           5,459          10,201          14,747
                                                       -------         -------        --------        --------
Operating loss.................................         (4,615)         (5,182)        (12,098)        (15,333)
Interest expense, net..........................            (47)           (412)         (1,286)           (699)
                                                       -------         -------        --------        --------
Net loss.......................................         (4,662)         (5,594)        (13,384)        (16,032)
Accretion on redeemable convertible preferred
 stock.........................................              -               -            (488)              -
                                                       -------         -------        --------        --------
Net loss attributable to common stockholders...        $(4,662)        $(5,594)       $(13,872)       $(16,032)
                                                       =======         =======        ========        ========
Basic and diluted net loss per share...........        $ (0.34)        $ (0.40)       $  (1.68)       $  (1.17)
                                                       =======         =======        ========        ========
Shares used in computing net loss per share....         13,580          13,859           8,266          13,705
                                                       =======         =======        ========        ========

           See accompanying notes to condensed financial statements.

                          PILOT NETWORK SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                         Nine months ended
                                                                            December 31,
                                                                        1998            1999
                                                                   --------------  --------------
Cash flows from operating activities:
 Net loss........................................................       $(13,384)       $(16,032)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................          2,816           5,294
  Amortization of deferred compensation..........................          1,111             225
  Amortization of loan fees......................................            900             275
  Changes in operating assets and liabilities:
   Trade receivables.............................................         (2,150)         (3,316)
   Prepaid and other assets......................................           (688)           (624)
   Accounts payable..............................................            160           2,040
   Accrued expenses..............................................            802             181
   Deferred revenue..............................................            177            (133)
                                                                        --------        --------
   Net cash used in operating activities.........................        (10,256)        (12,090)
                                                                        --------        --------
Cash flows used in investing activities:
 Purchases of property and equipment.............................         (3,646)        (10,496)
 Purchases of short-term investments.............................        (14,553)              -
 Proceeds from short-term investments............................              -          11,168
                                                                        --------        --------
   Net cash provided by (used in) investing activities...........        (18,199)            672
                                                                        --------        --------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net of receivable.......         43,335             864
 Proceeds from working capital line of credit....................            673           3,391
 Proceeds from term loan.........................................          6,000           3,000
 Payments of term loan...........................................         (3,000)         (3,000)
 Purchases of treasury stock.....................................         (2,694)              -
 Principal payments of obligations under capital leases..........         (1,498)         (1,738)
                                                                        --------        --------
   Net cash provided by financing activities.....................         42,816           2,517
                                                                        --------        --------
Net increase (decrease) in cash and cash equivalents.............         14,361          (8,901)
Cash and cash equivalents, beginning of period...................          1,447          10,660
                                                                        --------        --------
Cash and cash equivalents, end of period.........................       $ 15,808        $  1,759
                                                                        ========        ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest........................       $  1,095        $  1,014
                                                                        ========        ========
 Noncash financing activities:
  Assets acquired under capital lease obligations................       $  2,754        $  1,174
                                                                        ========        ========
  Accretion on preferred stock...................................       $    488        $      -
                                                                        ========        ========

           See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis of presentation

     The financial statements included herein for Pilot Network Services, Inc. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's March 31, 1999, financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated June 29, 1999 and its Quarterly Reports on Form 10-Q dated August 16, 1999, and November 15, 1999.


2.   Basic and diluted net loss per share

     Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the period. Inclusion of common share equivalents would be anti-dilutive and have been excluded from per share calculations.

     As part of Pilot's initial public offering on August 10, 1998, 7,763,030 shares of common stock were issued from the conversion of the Series A, B, C, D, E and F preferred stock. Prior to August 10, 1998, those shares were not included in calculating diluted earnings per share because the effects would be anti-dilutive. Also excluded from the computation of diluted earnings per share for the three and nine-month periods ending December 31, 1998, are options to acquire 1,901,568 shares of common stock and 292,910 common share equivalents from the assumed exercise of common stock warrants because their effects would be anti-dilutive. Excluded from the computation of diluted earnings per share for the three and nine-month periods ending December 31, 1999, are options to acquire 2,336,134 shares of common stock and 464,086 common share equivalents from the assumed exercise of common stock warrants because their effects would be anti-dilutive.

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

4.   Comprehensive Loss

     Total comprehensive loss for the quarter and nine months ended December 31, 1999, was $5,594,000 and $16,119,000, respectively.

5.  Subsequent Event

     On December 28, 1999, the Company entered into an agreement with Primus Telecommunications Group, Inc. ("Primus") that included the purchase by Primus of 919,540 shares of the Company's common stock for $16.3125 per share for a total purchase price of $15.0 million. The $16.3125 per share price was the closing price of the Company's common stock on December 27, 1999. Additionally, the Company issued to Primus a warrant to purchase 200,000 shares of common stock at $25 per share. The warrant is exercisable for three years following its issuance. As of December 31, 1999, the purchase price, the common stock shares and the warrant were held in escrow. On January 5, 2000, the Company received the full amount of the purchase price in cash and the shares and warrant were released to Primus.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors that may be described in other documents the Company files from time to time with the Securities and Exchange Commission, including its Annual Report on Form 10-K filed by the Company on June 29, 1999, its Quarterly Reports on Form 10-Q filed by the Company on August 16, 1999, and November 15, 1999, and any Quarterly Reports on Form 10-Q filed by the Company in the future.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

   SERVICE REVENUES. In the three months ended December 31, 1999, service revenues increased 89% to $8.5 million from $4.5 million in the three months ended December 31, 1998. This growth was due primarily to increases in service agreements and project revenues from new and current customers. To a lesser extent, annual price increases for various offered services also contributed to this growth. Additionally, the Company was able to shorten the implementation time for certain new services, allowing for earlier recognition of implementation fees and billing of fees for recurring services.

   COST OF SERVICE REVENUES. Cost of service revenues increased 56% to $8.2 million, or 97% of service revenues, in the three months ended December 31, 1999, compared to $5.3 million, or 117% of service revenues, in the three months ended December 31, 1998. The increase in cost of service revenue was a result of an increase in security implementation, customer service and operations personnel from 75 at December 31, 1998, to 91 at December 31, 1999, as well as increases in the average cost of those personnel. Other incremental expenses included consulting and temporary labor, facilities rent, telecommunications, equipment leases and depreciation directly related to the Company's revenue growth. Additionally, incremental costs associated with the opening of a new Network Security Center in Alameda,

California contributed to the increase in cost of service revenues. The Company expects the cost of service revenues to continue to increase on an absolute basis as a result of expected customer expansion in the Company's Network Security Centers.

   SALES AND MARKETING. Sales and marketing expenses increased 23% to $3.3 million in the three months ended December 31, 1999, from $2.7 million in the three months ended December 31, 1998, but decreased as a percentage of service revenues to 39% for the three months ended December 31, 1999, from 61% for the three months ended December 31, 1998. The increase in sales and marketing expense was a result of an increase in sales and marketing personnel from 43 at December 31, 1998, to 51 at December 31, 1999, as well as in recruiting and commissions directly related to the expanded sales activity. The Company expects that its sales and marketing expenses will continue to increase in absolute dollars for at least the next twelve months as the Company makes additional investments in expanding its sales and marketing activities.

   ENGINEERING AND DEVELOPMENT. Engineering and development expenses increased 194% to $1.1 million in the three months ended December 31, 1999, from $0.4 million in the three months ended December 31, 1998, and increased as a percentage of service revenues to 13% for the three months ended December 31, 1999, from 9% for the three months ended December 31, 1998. The increase in engineering and development expense was a result of an increase in personnel from 11 at December 31, 1998, to 26 at December 31, 1999, as well as an increase in consulting and other professional services. The Company expects that its engineering and development expenses will continue to increase in absolute dollars for at least the next twelve months as the Company makes additional investments in developing its secure electronic commerce services.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 36% to $1.0 million in the three months ended December 31, 1999 from $0.7 million in the three months ended December 31, 1998, but decreased as a percentage of service revenues to 12% for the three months ended December 31, 1999, from 16% for the three months ended December 31, 1998. The increase in general and administrative expense was a result of an increase in personnel from 15 at December 31, 1998, to 18 at December 31, 1999, as well as increases in professional fees and business taxes as well as other costs associated with being a public company. The Company expects that its general and administrative expenses will continue to increase in absolute dollars for at least the next twelve months as the Company continues to expand its operations.


NINE MONTHS ENDED DECEMBER 31, 1998 AND 1999

   SERVICE REVENUES. In the nine months ended December 31, 1999, service revenues increased 79% to $21.4 million from $12.0 million in the nine months ended December 31, 1998. This growth was due primarily to increases in service agreements and project revenues from new and current customers. To a lesser extent, annual price increases for various offered services also contributed to this growth. Additionally, the Company was able to shorten the implementation time for certain new services, allowing for earlier recognition of implementation fees and billing of fees for recurring services.

   COST OF SERVICE REVENUES. Cost of service revenues increased to $22.0 million, or 103% of service revenues, in the nine months ended December 31, 1999, compared to $13.9 million, or 116% of service revenues, in the nine months ended December 31, 1998. The increase in cost of service revenue was a result of an overall increase in security implementation, customer service and operations personnel as well as an increase in the average cost of such personnel. Additionally, increases in consulting, telecommunications, facilities rent, equipment leases and depreciation, all associated with existing operations as well as the opening of a new Network Security Center in Alameda, California contributed to the increase in cost of service revenue. The Company expects that cost of service revenues will continue to increase in absolute dollars for the remainder of the fiscal year.

   SALES AND MARKETING. Sales and marketing expenses increased 36% to $9.5 million in the nine months ended December 31, 1999 from $7.0 million in the nine months ended December 31, 1998 but decreased as a percentage of service revenues to 44% for the nine months ended December 31, 1999 from 58% for the nine months ended December 31, 1998. The increase in sales and marketing expense resulted from increase in sales and marketing personnel as well as in recruiting and commissions directly related to the expanded sales activity in connection with the Company's expansion of its operations. The Company expects that sales and marketing expenses will continue to increase in absolute dollars for the remainder of the fiscal year.

   ENGINEERING AND DEVELOPMENT. Engineering and development expenses increased 137% to $2.5 million in the nine months ended December 31, 1999 from $1.1 million in the nine months ended December 31, 1998 and increased as a percentage of service revenues to 12% for the nine months ended December 31, 1999 from 9% for the nine months ended December 31, 1998. The increase in engineering and development expense was a result of increases in personnel and consulting related expenses in connection with continuing efforts to develop new security methodologies, integrate and enhance acquired third-party technologies to support the Company's security and add new service offerings. The Company expects that its engineering and development expenses will continue to increase in absolute dollars for the remainder of the fiscal year as a result of this increased investment activity.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 27% to $2.7 million in the nine months ended December 31, 1999 from $2.1 million in the nine months ended December 31, 1998 but decreased as a percentage of service revenues to 13% for the nine months ended December 31, 1999 from 18% for the nine months ended December 31, 1998. The increase in general and administrative expense was a result of increases in personnel, professional fees and business taxes. The Company expects that its general and administrative expenses will continue to increase in absolute dollars for the remainder of the fiscal year as the Company continues to expand its operations.


LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1999, the Company's cash, cash equivalents and short-term investments totaled $2.9 million compared to cash, cash equivalents and short-term investments of $23.0 million at March 31, 1999.

   As of December 31, 1999, the Company had an $8.0 million equipment line of credit and lease facility for financing of equipment purchases at interest rates of approximately 15%. Borrowings under the facilities are repayable in monthly installments of principal and interest over 48 months and are secured by a lien on the financed equipment. As of December 31, 1999, the Company had fully utilized these lines of credit and lease facilities. The Company intends to secure additional equipment lease lines of credit to fund growth in capital equipment purchases.

   On December 28, 1999, the Company entered into an agreement with Primus Telecommunications Group, Inc. ("Primus") that included the purchase by Primus of 919,540 shares of the Company's common stock for $16.3125 per share for a total purchase price of $15.0 million. The $16.3125 per share price was the closing price of the Company's common stock on December 27, 1999. Additionally, the Company issued to Primus a warrant to purchase 200,000 shares of common stock at $25 per share. The warrant is exercisable for three years following its issuance. As of December 31, 1999, the purchase price, the common stock shares and the warrant were held in escrow. On January 5, 2000, the Company received the full amount of the purchase price in cash and the shares and warrant were released to Primus. Under the terms of the agreement, Pilot will configure Primus Operations Centers around the world with Pilot's Heuristic Defense Infrastructure.

   On November 10, 1999, the Company completed an $8.0 million credit facility with a financial institution consisting of a $5.0 million revolving line of credit and a $3.0 million term loan. The line of credit is renewable in successive one-year terms the term loan matures in one year. Both loans currently bear interest of 10.50% per annum. Additionally, the term loan must be pre-paid, without penalty, if the Company raises more than $15 million in equity. The credit facility is secured by the general assets of the Company. As additional consideration, the Company issued a warrant to purchase 121,212 shares of common stock at $8.25 per share. The Company calculated a fair value of the warrants of $1.0 million which amount will be capitalized and amortized over the expected terms of the loans. At December 31, 1999, $170,000 of the revolving line of credit remained available.

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

   On May 11, 1998, the Company negotiated a line of credit with a financial institution for an aggregate amount of $1.5 million and was secured by assets of the Company. This line of credit has since been repaid from proceeds of the $3.0 million term loan and terminated.

   The Company's working capital and capital requirements will depend upon numerous factors including plans to incur substantial additional capital expenditures primarily for additions to and expansions of its Network Security Centers, developing, acquiring or licensing new applications and technologies, and the level of resources that the Company devotes to its sales and marketing activities. In addition to the recently completed $15.0 million equity investment and $8.0 million credit facility, the Company believes that it will require additional equity financing, which it is actively pursuing. In addition, the Company will pursue additional equipment lease financing. However, there can be no assurance that the Company will be successful in generating anticipated levels of cash from operations or in obtaining equity or equipment lease financing. If the Company is unable to generate sufficient cash flow from operations, or is unable to obtain additional equity or equipment lease financing, it may be required to sell assets, scale down its operations and expansion plans, refinance all or a portion of its existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on the Company's business, results of operations and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.


YEAR 2000 RISKS

   The Company experienced no material adverse effects from the Year 2000 problem and does not believe it will incur significant incremental costs in order to comply with Year 2000 requirements in the foreseeable future.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

   The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

   FUTURE CAPITAL NEEDS. The Company's working capital and capital requirements will depend upon numerous factors including plans to incur substantial additional capital expenditures primarily for additions to and expansions of its Network Security Centers, developing, acquiring or licensing new applications and technologies, and the level of resources that the Company devotes to its sales and marketing activities. In addition to the recently completed $15.0 million equity investment and $8.0 million credit facility, the Company believes that it will require additional equity financing, which it is actively pursuing. In addition, the Company will pursue additional equipment lease financing. However, there can be no assurance that the Company will be successful in generating anticipated levels of cash from operations or in obtaining equity or equipment lease financing. If the Company is unable to generate sufficient cash flow from operations, or is unable to obtain additional equity or equipment lease financing, it may be required to sell assets, scale down its operations and expansion plans, refinance all or a portion of its existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on the Company's business, results of operations and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.

   LIMITED OPERATING HISTORY; HISTORY OF LOSSES. The Company began operations in 1993, and has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of December 31, 1999, the Company had an accumulated deficit of approximately $47.3 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. The Company has recently made and expects to continue making significant investments in security technologies, new and existing Network Security Centers, sales and marketing activities, and the development of new services. As a result, the Company experienced a decline in gross margin and an increase in net loss in fiscal 1998 and fiscal 1999 and expects to continue experiencing significant net losses on a quarterly and annual basis for the foreseeable future, including a negative gross margin at least for the next six months. Failure of the Company's services to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved.

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

   RISKS ASSOCIATED WITH SECURITY BREACHES. The Company's success is substantially dependent on the continued confidence of its current and future customers that the Company provides superior network security protection. Despite the Company's focus on Internet security, there can be no assurance that the Company will be able to stop unauthorized attempts, whether made unintentionally or by computer "attackers," to gain access to or disrupt the network operations of the Company's customers. The Company's Heuristic Defense Infrastructure delivered through its Network Security Centers is designed to prevent unauthorized access to customers' networks from the Internet. Any failure by the Company to stop unauthorized access from the Internet or disruptions to related Internet operations of its customers could materially adversely affect such customers and the Company. Although the Company generally limits warranties and liabilities relating to security in its customer contracts, the Company's customers may seek to hold the Company responsible for any losses suffered by the customer as a result of unauthorized access to customers' network systems from the Internet. This could result in liability to the Company, which could have a material adverse effect upon its business, operating results and financial condition. Moreover, computer attackers from the Internet could infiltrate the Company's network and seek to sabotage its network or services by creating bugs or viruses or through other means. In addition, any adverse publicity resulting from any such unauthorized access could deter future customers from using the Company's services and could cause current customers to cease using the Company's services, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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


PART II.  OTHER INFORMATION.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

   The Company filed a registration statement on Form S-1, File No. 333-57453, for an initial public offering of Common Stock which was declared effective by the Securities and Exchange Commission on August 10, 1998. In that offering, the Company sold an aggregate of 3,110,000 shares of its Common Stock with net offering proceeds of $39.4 million. As of December 31, 1999, the Company had used approximately $39.4 million of those proceeds as follows:

 Construction of plant, building and facilities:        $4.3 million
 Purchase and installation of machinery and equipment:  $9.4 million
 Purchases of real estate:                              None
 Acquisition of other businesses:                       None
 Repayment of indebtedness:                             $9.5 million
 Working capital:                                       $1.1 million
 Repurchase of Common Stock:                            $2.7 million
 Cash loss from operations:                             $12.4 million

   The foregoing amounts represent the Company's best estimate of its use of proceeds for the period indicated. No payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company.

   On December 28, 1999, the Company sold unregistered shares of its common stock and a warrant to purchase common stock to Primus, as more fully described in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," which is hereby incorporated by reference. The securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as they were sold in a privately-negotiated transaction not involving any public offering.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


A. Exhibits

Exhibit
Number          Description of Exhibit
-------         ----------------------

10.2 Common Stock Purchase Agreement dated December 28, 1999, between the Company and Primus Telecommunications Group, Inc.

10.3 Warrant to Purchase Stock dated December 28, 1999, between the Company and Primus Telecommunications Group, Inc.

10.4 Loan and Security Agreement dated November 9, 1999, between the Company and Greyrock Capital, a division of Banc of America Commercial Finance Corporation.

10.5 Warrant to Purchase Stock dated November 9, 1999, between the Company and Greyrock Capital, a division of Banc of America Commercial Finance Corporation.

10.6 Patent and Trademark Security Agreement dated November 9, 1999, between the Company and Greyrock Capital, a division of Banc of America Commercial Finance Corporation.

27.1  Financial Data Schedule.


B. Reports on Form 8-K

On January 5, 2000, the Company filed with the Securities and Exchange Commission a Report on Form 8-K dated December 28, 1999, describing the Company's sale of securities to Primus as well as certain other agreements with Primus.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 14, 2000       /s/ William C. Leetham
-----------------       ----------------------
                        William C. Leetham
                        Senior Vice President, Finance and Administration
                        Chief Financial Officer, Treasurer and Secretary
                        (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                  Description of Exhibit
-------                 ----------------------

10.2 Common Stock Purchase Agreement dated December 28, 1999, between the Company and Primus Telecommunications Group, Inc.

10.3 Warrant to Purchase Stock dated December 28, 1999, between the Company and Primus Telecommunications Group, Inc.

10.4 Loan and Security Agreement dated November 9, 1999, between the Company and Greyrock Capital, a division of Banc of America Commercial Finance Corporation.

10.5 Warrant to Purchase Stock dated November 9, 1999, between the Company and Greyrock Capital, a division of Banc of America Commercial Finance Corporation.

10.6 Patent and Trademark Security Agreement dated November 9, 1999, between the Company and Greyrock Capital, a division of Banc of America Commercial Finance Corporation.

27.1    Financial Data Schedule