Form 10-K
period 2000-03-31
PILOT NETWORK SERVICES INC
filed 2000-06-30
CIK 1063921

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

                   For the fiscal year ended March 31, 2000

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
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $129.8 million as of June 1, 2000, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  There were 15,078,365 shares of the registrant's Common Stock issued and outstanding as of May 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on September 14, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Forward Looking Statements

  In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

                                    PART I

Item 1. Business.

 Overview

  Pilot Network Services, Inc. (the "Company" or "Pilot") provides a wide range of secure Internet services that incorporate high-bandwidth connectivity and enable secure electronic business over the Internet. The services are offered for a fixed monthly fee on an annual subscription-basis. The Company's services include secure hosting and Internet connectivity services that enable secure connectivity between a corporate network and the Internet and secure virtual private networking services that enable remote users and wide-area networks to securely communicate enterprise-wide and over the Internet. The Company offers a scalable solution that allows customers to quickly deploy and expand electronic business capabilities by subscribing to Pilot's secure Internet services.

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

 Industry Background

  Internet connectivity has increased and businesses have become more comfortable with the ease-of-use and reliability of on-line commerce, often termed e-business. In the current competitive environment, e-business has emerged as a corporate requirement. The volume of on-line business-to-business transactions is expected to grow. Forrester Research predicts that the value of goods bought and sold in on-line business-to-business transactions will greatly expand from an estimated $109 billion in 1999, rising to $1.3 trillion by 2003. Additionally, business-to business services conducted via the Internet are expected to grow from $22 billion in 1999 to $220 billion in 2001, resulting in a total business-to-business electronic commerce market size of $1.5 trillion in 2003.

  A convergence is underway between the public network and the corporate back-office as a result of the move to a global digital economy. This has resulted in legacy information-technology ("IT") systems becoming increasingly network-centric. Rather than deploy and manage their own private networks, companies would like to use the publicly available Internet. The use of new and existing IT systems over the Internet is causing growing concern about security. The security concern is intensified as companies make plans to exchange sensitive business information with their customers and partners over the unrestricted Internet medium.

  Fortune 500 companies are looking more and more to outsource their business operations as complexity increases and IT resources remain scarce. It is expensive for medium and large companies to build security expertise within their IT organizations while smaller businesses simply lack the means and resources to implement adequate security measures for their networks.

  Gartner Group estimates that by 2003, 80% of enterprises will use the Internet for telecommuting access for mobile users and communications with trading partners. By 2004, more than 50% of enterprises will use the Internet for 80% of their external procurement activities. All of these activities are changing enterprise security requirements as internal business systems are made available to external sources.

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

  Key elements of the Company's strategy include:

 Services

  The Company offers two primary categories of services: secure hosting and Internet connectivity services and secure virtual private networking services. Customers subscribe to the Company's services for an initial installation fee and a fixed monthly fee. The Company's contracts with its customers are generally based on a one-year term with renewal periods. Service fees vary according to the services selected by the customer. The minimum first-year commitment consists of an installation fee of $13,500 followed by a recurring fee of $6,500 per month upon the completed installation of the services.

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

 Proprietary Architecture

  Proprietary Security Processes. The Company has developed a set of patent-pending technology-based processes, including secure networking, a layered defense, real-time data collection and analysis, and a feedback loop that continuously updates a database of security threats and responses. ISPs typically permit all traffic that is not explicitly restricted, while Pilot's secure network blocks all traffic that is not explicitly permitted, greatly reducing the risk of an attack. Legitimate inbound traffic from the Internet passes through a number of increasingly protective defensive layers on its way to a customer. Each layer provides a different type of protection, and combined with customer-specific security policies creates a secure environment for electronic business transactions and networks. The layered defense enables the Company to detect, analyze, plan and defend, thereby reducing the probability of and minimizing the potential damage from an attack. Data collection and analysis processes include security logging, monitoring and analysis and authentication. The data from these processes is then analyzed by proprietary software that applies policy rules and statistical analysis to identify patterns which could signal an attack in progress. This data along with ongoing research into current attack methods is continuously used to update the Company's defense databases and processes, resulting in a system that learns from its experiences and adapts defenses to respond to emerging attack techniques. This process allows the Company to aggregate the experience gained from protecting each individual customer and leverage such experience for the collective benefit of all customers.

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

  Dynamic 24x7 Monitoring and Management. The Pilot Heuristic Defense Infrastructure provides a flexible, dynamic and rapid response capability, 24 hours per day, seven days per week, through its Security Team and the monitoring and management methods described below. All systems within the Pilot Heuristic Defense Infrastructure log their status and activities in detail. Using advanced display and analysis tools developed by Pilot, the Security Team detects and stores patterns indicative of an attack and blocks attackers from further attempts. Patterns of attack attempts are collected in a centralized security database. Pilot's monitoring and management methods allow it to protect customers by blocking new attacks on a real-time basis and rapidly adapting and automating its security defenses.

  Third-Party Audits. Pilot regularly engages independent third-party security experts to audit its Heuristic Defense Infrastructure. Such auditors prepare a detailed technical report for Pilot's internal use, and an executive summary available to Pilot's current and potential customers. The most recent audit was completed by Trident Data Systems in September 1999.

 Network Infrastructure

  Network Security Centers. The Company provides its services to customers by connecting their networks to the Internet through its regional Network Security Centers via dedicated, high-speed data lines. The Company currently has major Network Security Centers located in the San Francisco, Los Angeles, New York and Chicago metropolitan areas, with smaller Network Security Centers in the Boston, Washington D.C. and London metropolitan areas. Each Network Security Center establishes interconnections with other global and local Internet service providers. The Company currently connects directly to the Internet at four major network access points: Pacific Bell and Palo Alto Exchanges in Northern California; Sprint in New York; Ameritech in Chicago; and the London Internet Exchange (LINX) in London. Additionally, Pilot benefits from approximately 64 private Internet peering agreements. (A "peering" agreement allows private Internet carriers to provide mutually beneficial Internet traffic balancing with each other.) The Company also maintains private connections from each Network Security Center to Cable and Wireless, Sprint and UUNET. Each Network Security Center is also connected to Pilot's Secure Asynchronous Transfer Mode (ATM) Backbone. As a result, customer connectivity to various Internet sites can be improved by routing traffic through Pilot's Secure ATM Backbone in addition to direct Internet interconnections.

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

 Third-Party Delivery of Heuristic Defense Infrastructure

  Pilot plans to increase its global presence by having telecommunication carriers deliver Pilot Protected secure connectivity, hosting and extranet services. Carriers will provide these e-business services through their centers to their clients and will bear the costs of implementation and on-going operations. Pilot will provide around-the-clock, built-in security through its invention, the Heuristic Defense Infrastructure, which will be embedded in carrier operations centers and monitored as a global Pilot service. This business model is innovative in that it combines annuity revenue streams with a software-industry gross margin opportunity, since many of the capital and operating expenses are borne by the telecommunications partner.

  In these third-party agreements, Pilot sells technologies and methodologies to the telecommunications carrier. The telecommunications carrier builds its operation center(s) to embed Pilot's Heuristic Defense Infrastructure. The carrier may also hire Pilot to provide consulting services in conjunction with the build-out. When the center is operational, the carrier pays Pilot a recurring fee based on the total revenue generated through the Heuristic Defense Infrastructure. In exchange, Pilot provides around-the-clock security monitoring for network traffic using the Heuristic Defense Infrastructure.

  In fiscal 2000, Pilot reached agreement with two telecommunications carriers to provide third-party delivery of Pilot's Heuristic Defense Infrastructure. At March 31, 2000, no centers were operational.
 Customers

  The Company's customers span a diverse range of industries including financial and professional services, high technology, industrial and manufacturing, consumer, entertainment, education and media. The Company's services are suitable for any organization building or maintaining Internet-based connectivity for their networks or applications at or above the Company's minimum bandwidth requirements. No single customer accounted for more than 10% of the Company's total revenues for the year ended March 31, 2000.

 Sales and Marketing

  The Company's sales and marketing efforts are designed to achieve broad market penetration by targeting enterprises that depend upon the Internet for electronic commerce and business communications. The Company also builds its recurring revenue base from such enterprises by continuing to provide value-added services and through active customer account management.

  As of March 31, 2000, the Company had 64 employees in sales and marketing. The Company's sales force is organized into separate groups consisting of field sales (new customers), customer account management (customer retention and expansion), alliances (channel and OEM sales), strategic accounts and pre-sales engineering support. Each of these groups is further divided into geographical regions. The Company's sales staff is primarily located in the San Francisco, Los Angeles, New York, Chicago, Washington D.C., Boston and London metropolitan areas.

  To date, most of the Company's sales have been derived directly through the efforts of its sales force. The Company is actively seeking to increase its sales and marketing capabilities and coverage in the United States and to expand internationally as new Network Security Centers are established outside of the United States. See "Item 7--Risks of Business Expansion and Management of Growth."

  A key element of the Company's sales and marketing strategy is to strengthen relationships with partners in order to generate an increasing percentage of total sales through partners. In fiscal 2000, Pilot reached agreement with two telecommunications carriers to configure several of their security centers to deliver Pilot's Heuristic Defense Infrastructure. This will provide Pilot with faster, less expensive access to established customer bases and geographic reach. Additionally, the Company is building joint-marketing relationships with strategic partners, such as Arthur Andersen LLP, electronic commerce vendors, such as BroadVision, Open Market and VeriSign, technology vendors, such as Cisco Systems, Inc., Sun Microsystems, VPNet Technologies, IPass, and TrendMicro and selected telecommunications partners. See "Item 7--Risks Associated with Third Party Delivery of Heuristic Defense Infrastructure" and "--Dependence on Other Third-Party Relationships."

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

 Intellectual Property Rights

  The Company relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in technology underlying its services. The Company has applied for three separate patents in the U.S. and Europe and intends to continue to seek patents on its inventions when appropriate, although the Company currently has no patented technology that would preclude or inhibit competitors from entering the Company's market. There can be no assurance that patents will issue from currently pending or any future applications, or that any patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company has three separate trademarks registered with the United States Patent and Trademark Office, including the Pilot name and its distinctive Pilot logo. Additionally, the Company has registered the Pilot name in three foreign jurisdictions. The Company has seven separate trademark applications pending in the United

States and counterparts in certain foreign jurisdictions for distinct marks. However, there can be no assurance that such trademarks will be granted. The laws of certain foreign countries may not protect the Company's products, services or intellectual property rights to the same extent as do the laws of the United States.

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

  To date, the Company has not been notified that the Company's services infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement or indemnification by the Company with respect to current or future services. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product installation delays, prevent the Company from using important technologies or methods, subject the Company to substantial damages, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to the Company or at all. As a result, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

 Employees

  As of March 31, 2000, the Company had 216 full-time employees, including 100 people in security implementation, customer support and operations, 34 people in security engineering, 64 people in sales, marketing, customer account management and pre-sales engineering support and 18 people in finance and administration. The Company's success depends to a significant degree upon the continued contribution of its executive management and security operations and engineering teams. See "Item 7--Dependence on Key Personnel" and "--Risks of Business Expansion and Management of Growth."

Item 2. Properties.

 Facilities

  The Company's executive, sales and administrative offices are located in Alameda, California. The Company has major Network Security Centers located in the San Francisco, Los Angeles, New York and Chicago metropolitan areas covering an aggregate of approximately 54,850 square feet under leases that expire between October 2002 and February 2009. The Company has satellite Network Security Centers in the Washington D.C., Boston and London metropolitan areas. The Company's leases for its executive, sales and administrative offices and its satellite Network Security Centers expire at various times through September 2004 (excluding options to renew), and cover an aggregate of approximately 24,000 gross square feet.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock has been traded on the NASDAQ National Market since the Company's initial public offering in August of 1998. According to records of the Company's transfer agent, the Company had approximately 82 stockholders of record as of March 31, 2000. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale price as of the close of the market for the Company's common stock in each of the Company's last seven fiscal quarters:

                                           Low Closing Price High Closing Price
                                           ----------------- ------------------
   Fiscal 2000:
     Fourth Quarter......................       $22.750           $50.375
     Third Quarter.......................         9.875            24.000
     Second Quarter......................         7.125            12.313
     First Quarter.......................         8.688            20.063
   Fiscal 1999:
     Fourth Quarter......................         8.063            15.500
     Third Quarter.......................         4.000             9.500
     Second Quarter (August 10--September
      30)................................         4.625            14.500

  The Company has not yet made any earnings and intends to reinvest any possible future earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its indicated. No payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company, other than compensation paid in the ordinary course of business.

Item 6. Selected Financial Data.

  The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto and the other information contained in this Form 10-K. The selected statement of operations data for the years ended March 31, 1998, 1999 and 2000, and the selected balance sheet data as of March 31, 1999 and 2000, are derived from, and are qualified by reference to, the audited financial statements of the Company appearing elsewhere in this Form 10-K. The selected statement of operations data for the years ended March 31, 1996 and 1997, and the selected balance sheet data as of March 31, 1996, 1997 and 1998, are derived from audited financial statements of the Company not included herein. The historical results are not necessarily indicative of future results.

                                           Year Ended March 31,
                                 ---------------------------------------------
                                  1996     1997     1998      1999      2000
                                 -------  -------  -------  --------  --------
                                   (In thousands, except per share data)
Statement of Operations Data:
Service revenues...............  $ 2,525  $ 6,300  $11,317  $ 17,522  $ 29,647
Technology access revenues.....      --       --       --        --      2,250
                                 -------  -------  -------  --------  --------
Total revenues.................    2,525    6,300   11,317    17,522    31,897
Cost of revenues...............    1,424    4,181    9,825    20,072    31,183
                                 -------  -------  -------  --------  --------
Gross margin...................    1,101    2,119    1,492    (2,550)      714
Operating expenses:
  Sales and marketing..........    1,792    3,109    4,306     9,627    13,492
  Engineering and development..      162      275      799     1,642     3,972
  General and administrative...      766    1,064    1,551     2,903     3,792
                                 -------  -------  -------  --------  --------
    Total operating expenses...    2,720    4,448    6,656    14,172    21,256
                                 -------  -------  -------  --------  --------
Operating loss.................   (1,619)  (2,329)  (5,164)  (16,722)  (20,542)
Interest expense, net..........     (131)    (323)    (471)   (1,373)   (1,199)
                                 -------  -------  -------  --------  --------
Net loss.......................   (1,750)  (2,652)  (5,635)  (18,095)  (21,741)
Accretion on redeemable
 convertible preferred stock...     (263)    (478)  (1,069)     (488)      --
                                 -------  -------  -------  --------  --------
Net loss attributable to common
 stockholders..................  $(2,013) $(3,130) $(6,704) $(18,583) $(21,741)
                                 =======  =======  =======  ========  ========
Basic and diluted net loss per
 share.........................  $ (1.07) $ (1.58) $ (3.31) $  (1.94) $  (1.55)
                                 =======  =======  =======  ========  ========
Shares used in computing basic
 and diluted net loss per
 share.........................    1,889    1,982    2,025     9,568    14,009
                                 =======  =======  =======  ========  ========
                                                 March 31,
                                 ---------------------------------------------
                                  1996     1997     1998      1999      2000
                                 -------  -------  -------  --------  --------
                                              (In thousands)
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments........  $   420  $ 3,081  $ 1,447  $ 23,012  $  8,818
Total current assets...........    1,056    3,927    2,786    27,233    16,894
Total current liabilities......    1,695    3,291    5,749    12,650    18,546
Capital lease obligations, net
 of current portion............      908    1,946    3,444     4,830     3,561
Total stockholders' equity
 (deficit).....................   (2,762)  (5,882) (12,414)   24,635    21,050

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

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

  The Company was incorporated in August 1992 and commenced operations in 1993. The Company opened its first Network Security Center in the San Francisco metropolitan area in 1994, followed by three additional centers in the Los Angeles, New York and Chicago metropolitan areas in 1995. The Company has since commenced operations at Network Security Centers in the Boston, Washington, D.C. and London metropolitan areas.

  Customers subscribe to the Company's services for an initial setup fee plus a fixed monthly fee. The Company's contracts with its customers are generally based on a one-year term with renewal periods. The minimum first-year commitment consists of an installation fee of $13,500 followed by a recurring fee of $6,500 per month upon the completed installation of the services. Service fees vary according to the services selected by the customer. Installation fees are typically recognized as revenue over the installation period, which is generally less than 60 days. The ongoing monthly fees are billed one month in advance for the following month and recognized as revenue when earned in the following month.

  The Company has recently expanded and expects to continue to expand its operating capacity, sales and marketing activities and the development of new services by making significant investments in new and existing Network Security Centers. This subjects the Company to relatively large increments of fixed expenses in advance of potential future revenues. As a result, the Company has incurred and expects to incur substantially higher costs of revenues during these periods. The Company has and anticipates that it will continue to add customers over time to utilize this planned capacity expansion. However, because its services are offered on a subscription basis rather than for an up front fee, revenues from any additional customers increase gradually. As a result, although the planned capacity expansion may potentially increase the Company's revenue and profitability over the long term, the Company experienced an increase in net loss in fiscal 2000 and expects to continue to experience significant net losses on a quarterly and annual basis for the foreseeable future.

  Since the Company's inception, it has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of March 31, 2000, the Company had an accumulated deficit of approximately $53.0 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for Internet system and network management solutions. To address these risks, among other things, the Company must market its brand name effectively, continue to advance its security leadership in the marketplace, provide scalable, reliable and cost-effective services, continue to grow its infrastructure to accommodate new Network Security Centers and increased bandwidth utilization of its network, expand its channels of distribution, retain and motivate qualified personnel and continue to respond to competitive developments. Failure of the Company to achieve market acceptance of its services would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved. See "Item 7--Limited Operating History; History of Losses."

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to service revenues. This information has been derived from our consolidated audited financials statements included in this Form 10-K. This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

                                                         Year Ended March
                                                               31,
                                                        ----------------------
                                                        1998     1999    2000
                                                        -----   ------   -----
Service revenues......................................  100.0%   100.0%   92.9%
Technology access revenues............................    --       --      7.1
                                                        -----   ------   -----
Total revenues........................................  100.0    100.0   100.0
Cost of revenues......................................   86.8    114.5    97.8
                                                        -----   ------   -----
Gross margin..........................................   13.2    (14.5)    2.2
Operating expenses:
  Sales and marketing.................................   38.1     54.9    42.3
  Engineering and development.........................    7.1      9.4    12.5
  General and administrative..........................   13.6     16.6    11.8
                                                        -----   ------   -----
   Total operating expenses...........................   58.8     80.9    66.6
                                                        -----   ------   -----
Operating loss........................................  (45.6)   (95.4)  (64.4)
Interest expense, net.................................   (4.2)    (7.9)   (3.8)
                                                        -----   ------   -----
Net loss..............................................  (49.8)% (103.3)% (68.2)%
                                                        =====   ======   =====

FISCAL YEARS ENDED MARCH 31, 1998, 1999 AND 2000

  Service revenues. Service revenues consist of monthly fees for installation, recurring services and, to a lesser extent, one-time fees for management and consulting services such as security audits. The Company's service revenues increased 55% from $11.3 million in fiscal 1998 to $17.5 million in fiscal 1999 and increased an additional 69% to $29.6 million in fiscal 2000. The growth in the Company's service revenues over this period resulted primarily from an increase in the number of customers and to a lesser extent from increases in the number of service offerings and in service revenues per customer.

  Technology access revenues. The Company generates technology access revenues when it sells access to its technologies and methodologies to enable other companies to deliver the Company's Heuristic Defense Infrastructure services. Technology access revenue is recognized upon a signed agreement and delivery of the technology unless there are related services that are considered to be essential to the utility of the technology. In fiscal 2000, Pilot sold technology and methodologies to two companies for a total of $2.25 million.

  Cost of revenues. The Company's cost of revenues is comprised primarily of the Company's costs for network bandwidth, equipment costs and salaries and benefits for the Company's customer service and operations personnel, including its network engineers, backbone engineers, network management and systems and installation personnel. Network bandwidth consists of costs for access to and use of third-party communications networks.

  Cost of revenues increased from $9.8 million in fiscal 1998 to $20.1 million in fiscal 1999 and to $31.2 million in fiscal 2000. The Company's cost of service revenues as a percentage of service revenues increased from 86.8% in fiscal 1998 to 114.5% in fiscal 1999 but dropped to 97.8% in fiscal 2000. The increase in cost of revenues in absolute dollars was due to increased costs associated with the build-out and operation of the Company's Network Security Centers, including increased costs for its network bandwidth, equipment costs and salaries and benefits for its customer service, engineering and operations personnel. The reduction in cost of revenues as a percentage of revenues came from better capacity utilization and, to a lesser extent, higher margins on certain services. The Company expects the cost of revenues to increase on an absolute basis at least through fiscal 2001 as a result of expected customer expansion in the Company's Network Security Centers.

  Sales and marketing. The Company's marketing and sales expenses are comprised primarily of salaries, commissions and benefits for the Company's marketing and sales personnel and marketing expenses for items such as tradeshows and product literature. The Company's sales and marketing expenses increased from $4.3 million in fiscal 1998 to $9.6 million in fiscal 1999 and to $13.5 million in fiscal 2000. These increases were primarily the result of hiring additional sales and marketing personnel in connection with the Company's expansion of its operations. The cost of marketing programs was approximately unchanged from fiscal 1999 to fiscal 2000. The Company expects that sales and expenses will continue to increase in absolute dollars.

  Engineering and development. The Company's engineering and development expenses are comprised primarily of salaries and benefits for its engineering and development personnel and fees paid to consultants. These individuals work on researching changes in security threats and technology, development of new processes and methodologies, and integration of best-of-breed components into the Company's secure operating environment. The Company's engineering and development expenses increased from $799,000 in fiscal 1998 to $1.6 million in fiscal 1999 and to $4.0 million in fiscal 2000. The Company's security and services development expenses grew between the comparison periods primarily due to the addition of engineering personnel required to create and enhance the Company's expanded service offerings. The Company expects that engineering and development expenses will continue to increase in absolute dollars as the Company makes additional investments in developing its secure electronic commerce services.

  General and administrative. The Company's general and administrative expenses are comprised primarily of salaries and benefits for the Company's general management and administrative personnel as well as fees paid for professional services. The Company's general and administrative expenses increased from $1.6 million in fiscal 1998 to $2.9 million in fiscal 1999 and to $3.8 million in fiscal 2000. These increases were primarily the result of increased hiring of general and administrative personnel, and costs for consultants and professional services providers. These increased expenses reflected the Company's need for additional general and administrative personnel to handle the expansion of the Company's operations. General and administrative costs are expected to increase in absolute dollars to the extent the Company expands its operations.

  Interest expense, net. The Company's net interest expense increased from $471,000 in fiscal 1998 to $1.4 million in fiscal 1999 while falling to $1.2 million in fiscal 2000. The decrease in net interest expense between the most recent fiscal periods was primarily due to a reduction in the amortization of loan fees associated with warrants issued in connection with debt financing. The amortization of these fees provided an additional $1.1 million in expense in fiscal 1999 and $525,000 in fiscal 2000. To a lesser extent, there were increases in interest expense between the comparison periods due to increased borrowings as the Company entered into equipment loans and lease agreements to finance the construction of its Network Security Centers. In fiscal 2000, interest income fell by approximately $275,000 due primarily to lower average cash balances.

  Income tax benefit. There has been no provision for income taxes in fiscal 1998, 1999 and 2000 due to the Company's net losses. As of March 31, 2000, the Company has approximately $51.7 million of operating loss carryforwards for federal tax purposes. These expire at various periods through the year 2020. Because of the uncertainties surrounding the Company's ability to utilize those tax losses in future periods, the Company does not carry a corresponding net tax asset in its financial statements.

  Net loss attributable to common stockholders. Net loss per share reflects a charge for accretion on redeemable convertible preferred stock of $1.1 million in fiscal 1998 and $488,000 in fiscal 1999. The Company no longer records a charge for accretion on redeemable convertible preferred stock due to the conversion of all outstanding preferred stock of the Company at the closing of the public offering in fiscal 1999.

QUARTERLY RESULTS OF OPERATIONS

  The following table sets forth certain unaudited statements of operations data of the Company for each of the eight quarters in the period ended March 31, 2000 expressed as a percentage of the Company's net revenues. This information has been derived from the Company's unaudited financial statements, which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results for any future period.

                                                        Quarter Ended
                          -----------------------------------------------------------------------------------
                          June 30,   Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30, Dec. 31,  Mar. 31,
                            1998       1998       1998       1999       1999       1999      1999      2000
                          --------   ---------  --------   --------   --------   --------- --------  --------
                                                       (In thousands)
Statement of Operations
 Data:
Service revenues........  $ 3,720     $ 3,770   $ 4,480    $ 5,552    $ 5,816     $ 7,130  $ 7,465   $ 9,236
Technology access
 revenues...............      --          --        --         --         --          --     1,000     1,250
                          -------     -------   -------    -------    -------     -------  -------   -------
Total revenues..........    3,720       3,770     4,480      5,552      5,816       7,130    8,465    10,486
Cost of revenues........    4,023       4,581     5,263      6,205      6,430       7,379    8,188     9,186
                          -------     -------   -------    -------    -------     -------  -------   -------
Gross margin............     (303)       (811)     (783)      (653)      (614)       (249)     277     1,300
Operating expenses:
 Sales and marketing....    2,134       2,134     2,724      2,635      2,938       3,218    3,342     3,994
 Engineering and
  development...........      299         386       386        571        635         767    1,134     1,436
 General and
  administrative........      688         728       722        765        760         970      983     1,079
                          -------     -------   -------    -------    -------     -------  -------   -------
 Total operating
  expenses..............    3,121       3,248     3,832      3,971      4,333       4,955    5,459     6,509
                          -------     -------   -------    -------    -------     -------  -------   -------
Operating loss..........   (3,424)     (4,059)   (4,615)    (4,624)    (4,947)     (5,204)  (5,182)   (5,209)
Interest expense, net...     (208)     (1,031)      (47)       (87)      (250)        (37)    (412)     (500)
                          -------     -------   -------    -------    -------     -------  -------   -------
Net loss................  $(3,632)    $(5,090)  $(4,662)   $(4,711)   $(5,197)    $(5,241) $(5,594)  $(5,709)
                          =======     =======   =======    =======    =======     =======  =======   =======
As a Percentage of
 Revenues:
Service revenues .......      100%        100%      100%       100%       100%        100%    88.2%     88.1%
Technology access
 revenues...............      --          --        --         --         --          --      11.8%     11.9%
                          -------     -------   -------    -------    -------     -------  -------   -------
Total revenues..........    100.0       100.0     100.0      100.0      100.0       100.0    100.0     100.0
Cost of service
 revenues...............    108.1       121.5     117.5      111.7      110.6       103.5     96.7      87.6
                          -------     -------   -------    -------    -------     -------  -------   -------
Gross margin............     (8.1)      (21.5)    (17.5)     (11.7)     (10.6)       (3.5)     3.3      12.4
Operating expenses:
 Sales and marketing....     57.4        56.6      60.8       47.5       50.5        45.1     39.5      38.1
 Engineering and
  development...........      8.0        10.2       8.6       10.3       10.9        10.8     13.4      13.7
 General and
  administrative........     18.5        19.3      16.1       13.8       13.1        13.6     11.6      10.3
                          -------     -------   -------    -------    -------     -------  -------   -------
 Total operating
  expenses..............     83.9        86.1      85.5       71.6       74.5        69.5     64.5      62.1
                          -------     -------   -------    -------    -------     -------  -------   -------
Operating loss..........    (92.0)     (107.6)   (103.0)     (83.3)     (85.1)      (73.0)   (61.2)    (49.7)
Interest expense, net...     (5.6)      (27.4)     (1.0)      (1.6)      (4.3)       (0.5)    (4.9)     (4.7)
                          -------     -------   -------    -------    -------     -------  -------   -------
Net loss................    (97.6)%    (135.0)%  (104.0)%    (84.9)%    (89.4)%     (73.5)   (66.1)    (54.4)
                          =======     =======   =======    =======    =======     =======  =======   =======

  Service design revenues. The Company's service revenues increased sequentially each quarter. This growth in revenues resulted primarily from increases in the number of customers as well as increases in the number of service offerings and in revenues per customer.

  Technology access revenues. The Company had technology access revenues of $1.0 million and $1.25 million in the quarters ended December 31, 1999, and March 31, 2000, respectively.

  Cost of revenues. The Company's cost of revenues increased in absolute dollars sequentially each quarter. As a percentage of revenue, the Company's cost of revenues as a percentage of revenues has fallen in each quarter of fiscal 2000. The increases in cost of revenues in absolute dollars were primarily the result of costs associated with expanding the Company's network to provide both broader geographic coverage as well as increased types of services. Additionally, the Company incurred higher than usual costs throughout fiscal 1999 due to the conversion of its backbone network from a "frame relay" network to an ATM network. This new protocol will allow the Company to more efficiently and cost effectively expand its communications bandwidth. The increases in costs also resulted from increased costs for salaries, telecommunications, recruiting, temporary help and depreciation associated with growth in customer services provided.

  Sales and marketing. Sales and marketing expenses increased in absolute dollars in each quarter of fiscal 2000 while falling as a percentage of revenue. Increases in absolute dollars were primarily due to increases in personnel, the timing of sales compensation and the timing of promotional activities. The increase in sales and marketing expenses in the four quarters ended March 31, 2000, is largely the result of an increase in sales and marketing personnel from 42 to 64 people during that period.

  Engineering and development. Engineering and development expenses have increased in absolute dollars and as a percentage of revenue as a result of continuing efforts to develop new security methodologies, integrate and enhance best-of-breed third-party technologies to support the Company's security and add new service offerings.

  General and administrative. General and administrative expenses have generally increased primarily as a result of additional personnel, recruiting fees and consulting costs. The Company expects that general and administrative expenses will continue to increase in absolute dollars.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 2000, the Company's cash, cash equivalents and short-term investments totaled $8.8 million compared to cash, cash equivalents and short-term investments of $23.0 million at March 31, 1999.

  As of March 31, 2000, the Company had an $8.0 million equipment line of credit and lease facility for financing of equipment purchases at interest rates of approximately 15%. Borrowings under the facilities are repayable in monthly installments of principal and interest over 48 months and are secured by a lien on the financed equipment. As of March 31, 2000, the Company had fully utilized these lines of credit and lease facilities. The Company intends to secure additional equipment lease lines of credit to fund growth in capital equipment purchases.

  Cash used in operating activities was $1.9 million, $13.3 million and $14.9 million in fiscal 1998, 1999 and 2000, respectively. The primary use of cash in operating activities was to fund on-going operations and support higher levels of trade receivables as a result of year-over-year revenue growth. The primary use of cash in investing was for capital equipment and leasehold improvements to support increased capacity and services provided to customers. Capital expenditures were $1.5 million, $8.2 million and $17.0 million in fiscal 1998, 1999 and 2000, respectively. The major source of cash provided by financing activities was from the issuance of common stock which provided $43.3 million and $17.0 million in fiscal 1999 and 2000, respectively.

  In June 2000, the Company sold 15,000 shares of convertible preferred stock directly to an investor at a price of $1,000 per share. The gross proceeds were $15.0 million. After transaction fees and costs estimated at $1.0 million, the net proceeds to the Company were approximately $14.0 million. At the investor's option, the convertible preferred stock may be converted into shares of common stock at the lower of 125% of the average market price immediately prior to the transaction, specifically $18.266 per share, or 101% of the average market price immediately prior to conversion. The convertible preferred stock pays a dividend of 3% per annum which can be paid in cash or common stock of the Company, at the Company's option. The convertible preferred stock matures in two years and may be redeemed in either cash or common stock at the option of the Company. Prior to maturity, the preferred stock cannot be converted into more than 19.99% of Pilot's outstanding shares of common stock. This maximum number of shares of common stock upon conversion includes shares of common stock that may be issued as dividends. At maturity, the convertible preferred stock may be converted into more than 19.99% of the Company's outstanding shares of common stock only upon prior approval of the Company's shareholders. As additional consideration, the Company issued a warrant to purchase 256,620 shares of common stock at 120% of the average market price immediately prior to the transaction, specifically $17.536 per share.

  In April 2000, the Company received commitments for an additional $4 million in capital equipment lease lines of credit from two lessors on terms substantially similar to existing equipment leases.

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

  On November 10, 1999, the Company completed an $8.0 million credit facility with a financial institution consisting of a $5.0 million revolving line of credit and a $3.0 million term loan. The line of credit is renewable in successive one-year terms and the term loan matures in one year. Both loans currently bear interest of 11% per annum. Additionally, the term loan must be pre-paid, without penalty, if the Company raises more than $15 million in equity. The credit facility is secured by the general assets of the Company. As additional consideration, the Company issued a warrant to purchase 121,212 shares of common stock at $8.25 per share. The Company calculated a fair value of the warrants of $1.0 million which amount will be capitalized and amortized over the expected terms of the loans. At March 31, 2000, $348,000 of the revolving line of credit remained available.

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

  The Company's working capital and capital requirements will depend upon numerous factors including plans to incur substantial additional capital expenditures primarily for additions to and expansions of its Network Security Centers, developing, acquiring or licensing new applications and technologies, and the level of resources that the Company devotes to its sales and marketing activities. In addition to the $30.0 million in aggregate equity investment in June 2000 and December 1999 and $8.0 million credit facility completed in November 1999, the Company believes that it will require additional equity financing, which it is actively pursuing. In addition, the Company will pursue additional equipment lease financing. However, there can be no assurance that the Company will be successful in generating anticipated levels of cash from operations or in obtaining equity or equipment lease financing. If the Company is unable to generate sufficient cash flow from operations, or is unable to obtain additional equity or equipment lease financing, it may be required to sell assets, scale down its operations and expansion plans, refinance all or a portion of its existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on the Company's business, results of operations and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.

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

  Future Capital Needs. The Company's working capital and capital requirements will depend upon numerous factors including plans to incur substantial additional capital expenditures primarily for additions to and expansions of its Network Security Centers, developing, acquiring or licensing new applications and technologies, and the level of resources that the Company devotes to its sales and marketing activities. In addition to the $30.0 million in aggregate equity investment in June 2000 and December 1999 and $8.0 million credit facility completed in November 1999, the Company believes that it will require additional equity financing, which it is actively pursuing. In addition, the Company will pursue additional equipment lease financing. However, there can be no assurance that the Company will be successful in generating anticipated levels of cash from operations or in obtaining equity or equipment lease financing. If the Company is unable to generate sufficient cash flow from operations, or is unable to obtain additional equity or equipment lease financing, it may be required to sell assets, scale down its operations and expansion plans, refinance all or a portion of its existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on the Company's business, results of operations and financial condition. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained.

  Limited Operating History; History Of Losses. The Company began operations in 1993, and has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of March 31, 2000, the Company had an accumulated deficit of approximately $53.0 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. The Company has recently made and expects to continue making significant investments in security technologies, new and existing Network Security Centers, sales and marketing activities, and the development of new services. As a result, the Company experienced a decline in gross margin and an increase in net loss in fiscal 1998, 1999 and 2000 and expects to continue experiencing significant net losses on a quarterly and annual basis for the foreseeable future. Failure of the Company's services to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved.

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

  Risks Associated with Third-Party Delivery of Heuristic Defense Infrastructure. In fiscal 2000, Pilot sold technology and consulting services to enable two telecommunications carriers to embed Pilot's Heuristic Defense Infrastructure in several of their security centers. As part of the relationship with these third parties, they will pay Pilot a recurring fee based on the total revenue generated through the Heuristic Defense Infrastructure. In exchange, Pilot will provide security monitoring for network traffic using the Heuristic Defense Infrastructure. This will provide Pilot with faster, less expensive access to established customer bases and geographic reach. While the telecommunications carriers have committed significant capital and operational resources to these projects, as of March 31, 2000, none of these third-party centers are operational. There are no contractual guarantees that these centers will ever be operational or that they will generate material revenues or earnings for Pilot. To the extent one or both of the third-party carriers elects not to proceed with using the Heuristic Defense Infrastructure or if the implementation is materially delayed, there could be a material adverse effect on the Company's ability to expand operations, operating results and financial condition.

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

  Dependence On Key Personnel. The Company's success depends in significant part upon the continued services of its key technical, sales and senior management personnel, including the Company's President and Chief Executive Officer, Marketta Silvera, and the Company's Chief Technology Officer, Thomas Wadlow. Any officer or employee of the Company can terminate his or her relationship with the Company at any time. The loss of the services of one or more of the Company's key employees or the Company's failure to attract additional qualified personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Risk of Future Dilution. As described in "Item 6. Selected Financial Data-- Liquidity and Capital Resources." in June 2000, Pilot sold an investor 15,000 shares of convertible preferred stock for $1,000 per share. The convertible preferred stock can be converted at the investor's option into shares of common stock at the lower of $18.266 per share or 101% of the market price for Pilot's common stock immediately preceding conversion. To the extent that the market price for Pilot's common stock falls substantially, there is a risk of material dilution to pre-conversion owners of common stock.

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

Item 8. Financial Statements and Supplementary Data.

  The index to the audited financial statements, financial schedules and the report of the independent auditors appears in Part IV of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Company

  The information regarding directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on September 14, 2000.

Item 11. Executive Compensation

  The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on September 14, 2000. The information specified in Item 402 (k) and
(l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on September 14, 2000 is not incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on September 14, 2000.

Item 13. Certain Relationships and Related Transactions

  The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on September 14, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)The following documents are filed as part of this report:

  (1)Financial Statements and Report of KPMG LLP.

  (2)Financial Statement Schedules

  (3)Exhibits (numbered in accordance with Item 601 of Regulation S-K)

 Exhibit
   No.   Description
 ------- -----------
         Independent Auditors' Report on Financial Statement Schedule and
 23.1    Consent

 27.1    Financial Data Schedule.

(b)Reports on Form 8-K

  January 5, 2000. On January 5, 2000, Pilot Network Services, Inc. (the "Company") issued a press release announcing that on December 28, 1999 the Company and PRIMUS Telecommunications Group, Incorporated ("Primus") had entered into a strategic business relationship. As part of such relationship, Primus purchased from the Company 919,540 newly-issued shares of the Company's common stock for $16.3125 per share, which was the closing price of the Company's common stock on NASDAQ on December 27, 1999. Primus also received warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $25.00 per share. In addition, K. Paul Singh, Chairman and Chief Executive Officer of Primus, was elected to the Board of Directors of the Company.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PILOT NETWORK SERVICES, INC.

                                                  /s/ Marketta Silvera
                                          By: _________________________________
                                                    M. Marketta Silvera
                                               President and Chief Executive
                                                          Officer

Date: June 30, 2000

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

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ M. Marketta Silvera           President, Chief Executive    June 30, 2000
______________________________________  Officer and Director
         M. Marketta Silvera            (Principal Executive
                                        Officer)

      /s/ William C. Leetham           Senior Vice President,        June 30, 2000
______________________________________  Finance and
          William C. Leetham            Administration, Chief
                                        Financial Officer,
                                        Treasurer and Secretary
                                        (Principal Financial and
                                        Accounting Officer)

        /s/ Shanda Bahles              Director                      June 30, 2000
______________________________________
            Shanda Bahles

         /s/ Thomas Kelly              Director                      June 30, 2000
______________________________________
             Thomas Kelly

       /s/ Thomas O'Rourke             Director                      June 30, 2000
______________________________________
           Thomas O'Rourke

        /s/ K. Paul Singh              Director                      June 30, 2000
______________________________________
            K. Paul Singh

                                    PART IV

                          PILOT NETWORK SERVICES, INC.

                            INDEX TO FINANCIAL PAGES

Independent Auditors' Report................................................ F-2
Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Operations....................................... F-4
Consolidated Statements of Comprehensive Loss............................... F-5
Consolidated Statements of Stockholders' Equity (Deficit)................... F-6
Consolidated Statements of Cash Flows....................................... F-7
Notes to Consolidated Financial Statements.................................. F-8

                         INDEPENDENT AUDITORS' REPORT

The Boards of Directors
Pilot Network Services, Inc.:

  We have audited the accompanying consolidated balance sheets of Pilot Network Services, Inc. and subsidiary (the "Company") as of March 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pilot Network Services, Inc. and subsidiary as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

June 30, 2000

                          PILOT NETWORK SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                March 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 10,660  $  7,920
  Short-term investments...................................   12,352       898
  Trade receivables, less allowance for doubtful accounts
   of $157 and $389 as of March 31, 1999 and 2000,
   respectively............................................    3,438     7,233
  Prepaid and other current assets.........................      783       843
                                                            --------  --------
    Total current assets...................................   27,233    16,894
Property and equipment, net................................   14,184    24,624
Other assets...............................................      698     1,639
                                                            --------  --------
                                                            $ 42,115  $ 43,157
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  2,334  $  5,352
  Accrued expenses.........................................    1,675     2,067
  Line of credit...........................................    1,439     4,652
  Term loan................................................    3,000     3,000
  Current portion of capital lease obligation..............    2,175     2,275
  Deferred revenue.........................................    2,027     1,200
                                                            --------  --------
    Total current liabilities..............................   12,650    18,546
Capital lease obligations, net of current portion..........    4,830     3,561
                                                            --------  --------
    Total liabilities......................................   17,480    22,107
Stockholders' equity:
  Common stock, $0.001 par value; 40,000,000 shares
   authorized; 13,913,024 and 15,487,063 shares issued and
   outstanding as of March 31, 1999 and March 31, 2000,
   respectively............................................       14        15
  Additional paid-in capital...............................   59,563    77,035
  Accumulated other comprehensive income...................      127        39
  Deferred stock compensation..............................   (1,097)     (326)
  Accumulated deficit......................................  (31,278)  (53,019)
  Treasury stock, 450,936 shares of common stock at cost as
   of March 31, 1999 and 2000..............................   (2,694)   (2,694)
                                                            --------  --------
    Total stockholders' equity.............................   24,635    21,050
                                                            --------  --------
                                                            $ 42,115  $ 43,157
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                          PILOT NETWORK SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  Year Ended March 31,
                                                -----------------------------
                                                 1998       1999       2000
                                                -------   --------   --------
Service revenues............................... $11,317   $ 17,522   $ 29,647
Technology access revenues.....................     --         --       2,250
                                                -------   --------   --------
    Total revenues.............................  11,317     17,522     31,897
Cost of revenues...............................   9,825     20,072     31,183
                                                -------   --------   --------
Gross margin...................................   1,492     (2,550)       714
Operating expenses:
  Sales and marketing..........................   4,306      9,627     13,492
  Engineering and development..................     799      1,642      3,972
  General and administrative...................   1,551      2,903      3,792
                                                -------   --------   --------
    Total operating expenses...................   6,656     14,172     21,256
                                                -------   --------   --------
Operating loss.................................  (5,164)   (16,722)   (20,542)
Interest expense, net..........................    (471)    (1,373)    (1,199)
                                                -------   --------   --------
Net loss.......................................  (5,635)   (18,095)   (21,741)
Accretion on redeemable convertible preferred
 stock.........................................  (1,069)      (488)       --
                                                -------   --------   --------
Net loss attributable to common stockholders... $(6,704)  $(18,583)  $(21,741)
                                                =======   ========   ========
Basic and diluted net loss per share........... $ (3.31)  $  (1.94)  $  (1.55)
                                                =======   ========   ========
Shares used in computing basic and diluted net
 loss per share................................   2,025      9,568     14,009
                                                =======   ========   ========


          See accompanying notes to consolidated financial statements.

                          PILOT NETWORK SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                     Year Ended March 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Net loss.......................................... $(5,635) $(18,095) $(21,741)
Other comprehensive income/(loss), net of income
 tax:
  Unrealized gain/(loss) from available-for-sale
   securities.....................................     --        126       (87)
  Foreign currency translation gain/(loss)........     --          1        (1)
                                                   -------  --------  --------
Comprehensive loss................................ $(5,635) $(17,968) $(21,829)
                                                   =======  ========  ========



          See accompanying notes to consolidated financial statements.

                         PILOT NETWORK SERVICES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   Years Ended March 31, 1998, 1999 and 2000
                    (in thousands, except number of shares)

                   Series A Convertible                                    Accumulated
                      Preferred Stock         Common Stock     Additional     Other       Deferred    Treasury Stock
                   -------------------------------------------  Paid-in   Comprehensive    Stock     -----------------
                      Shares       Amount     Shares    Amount  Capital      Income     Compensation  Shares   Amount
                   -------------  --------------------  ------ ---------- ------------- ------------ --------  -------
Balance March 31,
1997.............      1,400,000   $     1   2,001,722   $  2   $   106       $--         $    --         --   $   --
 Issuance of
 common stock....            --        --       72,706    --          9        --              --         --       --
 Repurchase of
 common stock....            --        --      (23,892)   --         (1)       --              --         --       --
 Accretion on
 Series B, C, D,
 E, and F
 redeemable
 convertible
 preferred
 stock...........            --        --          --     --        --         --              --         --       --
 Deferred
 compensation
 related to grant
 of common stock
 options.........            --        --          --     --      1,055        --           (1,055)       --       --
 Amortization of
 deferred
 compensation....            --        --          --     --        --         --              164        --       --
 Net loss........            --        --          --     --        --         --              --         --       --
                   -------------   -------  ----------   ----   -------       ----        --------   --------  -------
Balance March 31,
1998.............      1,400,000   $     1   2,050,536   $  2     1,169       $--         $   (891)       --   $   --
 Issuance of
 common stock,
 net of issuance
 costs...........                            3,603,625      4    39,721        --              --         --       --
 Repurchase of
 common stock....            --        --     (104,167)   --        (70)       --              --    (450,936)  (2,694)
 Accretion on
 Series B, C, D,
 E, and F
 redeemable
 convertible
 preferred
 stock...........            --        --          --     --      2,390        --              --         --       --
 Issuance of
 common stock
 warrants in
 connection with
 bridge
 financing.......            --        --          --     --      1,200        --              --         --       --
 Conversion of
 Series A, B, C,
 D, E, and F
 convertible
 preferred stock
 to common
 stock...........     (1,400,000)       (1)  8,363,030      8    13,834        --              --         --       --
 Deferred
 compensation
 related to grant
 of common stock
 options.........            --        --          --     --      2,175        --           (2,175)       --       --
 Amortization of
 deferred
 compensation....            --        --          --     --        --         --            1,113        --       --
 Reversal of
 deferred
 compensation for
 forfeited
 options.........            --        --          --     --       (856)       --              856        --       --
 Other
 comprehensive
 gain............            --        --          --     --        --         127             --         --       --
 Net loss........            --        --          --     --        --         --              --         --       --
                   -------------   -------  ----------   ----   -------       ----        --------   --------  -------
Balance March 31,
1999.............            --    $   --   13,913,024   $ 14   $59,563       $127        $ (1,097)  (450,936) $(2,694)
 Issuance of
 common stock,
 net of issuance
 costs...........            --        --    1,604,248      1    16,969        --              --         --       --
 Repurchase of
 common stock....            --        --      (30,209)   --        (23)       --              --         --       --
 Issuance of
 common stock
 warrants in
 connection with
 loan financing..            --        --          --     --      1,000        --              --         --       --
 Amortization of
 deferred
 compensation....            --        --          --     --        --         --              297        --       --
 Reversal of
 deferred
 compensation for
 forfeited
 options.........            --        --          --     --       (474)       --              474        --       --
 Other
 comprehensive
 loss............            --        --          --     --        --         (88)            --         --       --
 Net loss........            --        --          --     --        --         --              --         --       --
                   -------------   -------  ----------   ----   -------       ----        --------   --------  -------
Balance March 31,
2000.............            --    $   --   15,487,063   $ 15   $77,035       $ 39        $   (326)  (450,936) $(2,694)
                   =============   =======  ==========   ====   =======       ====        ========   ========  =======
                                   Total
                   Accumulated Stockholders'
                     Deficit      Equity
                   ----------- -------------
Balance March 31,
1997.............   $ (5,991)    $ (5,882)
 Issuance of
 common stock....        --             9
 Repurchase of
 common stock....        --            (1)
 Accretion on
 Series B, C, D,
 E, and F
 redeemable
 convertible
 preferred
 stock...........     (1,069)      (1,069)
 Deferred
 compensation
 related to grant
 of common stock
 options.........        --           --
 Amortization of
 deferred
 compensation....        --           164
 Net loss........     (5,635)      (5,635)
                   ----------- -------------
Balance March 31,
1998.............   $(12,695)    $(12,414)
 Issuance of
 common stock,
 net of issuance
 costs...........        --        39,725
 Repurchase of
 common stock....        --        (2,764)
 Accretion on
 Series B, C, D,
 E, and F
 redeemable
 convertible
 preferred
 stock...........       (488)       1,902
 Issuance of
 common stock
 warrants in
 connection with
 bridge
 financing.......        --         1,200
 Conversion of
 Series A, B, C,
 D, E, and F
 convertible
 preferred stock
 to common
 stock...........        --        13,841
 Deferred
 compensation
 related to grant
 of common stock
 options.........        --           --
 Amortization of
 deferred
 compensation....        --         1,113
 Reversal of
 deferred
 compensation for
 forfeited
 options.........        --           --
 Other
 comprehensive
 gain............        --           127
 Net loss........    (18,095)     (18,095)
                   ----------- -------------
Balance March 31,
1999.............   $(31,278)    $ 24,635
 Issuance of
 common stock,
 net of issuance
 costs...........        --        16,970
 Repurchase of
 common stock....        --           (23)
 Issuance of
 common stock
 warrants in
 connection with
 loan financing..        --         1,000
 Amortization of
 deferred
 compensation....        --           297
 Reversal of
 deferred
 compensation for
 forfeited
 options.........        --           --
 Other
 comprehensive
 loss............        --           (88)
 Net loss........    (21,741)     (21,741)
                   ----------- -------------
Balance March 31,
2000.............   $(53,019)    $ 21,050
                   =========== =============

         See accompanying notes to consolidated financial statements.

                          PILOT NETWORK SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended March 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Cash flows from operating activities:
  Net loss........................................ $(5,635) $(18,095) $(21,741)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization..................   2,274     4,050     7,734
   Amortization of deferred compensation..........     164     1,113       297
   Amortization of loan fee.......................     --      1,050       525
   Provision for doubtful accounts................     179       445       389
   Changes in operating assets and liabilities:
    Trade receivables.............................    (520)   (2,817)   (4,184)
    Prepaid and other assets......................    (261)     (922)     (526)
    Accounts payable..............................   1,475       277     3,018
    Accrued expenses..............................     122     1,074       392
    Deferred revenue..............................     284       485      (827)
                                                   -------  --------  --------
      Net cash used in operating activities.......  (1,918)  (13,340)  (14,923)
                                                   -------  --------  --------
Cash flows from investing activities:
  Capital expenditures............................  (1,470)   (8,225)  (17,000)
  Purchases of short-term investments.............     --    (12,225)      --
  Proceeds from short-term investments............     --        --     11,366
                                                   -------  --------  --------
      Net cash used in investing activities.......  (1,470)  (20,450)   (5,634)
                                                   -------  --------  --------
Cash flows from financing activities:
  Net proceeds from issuance of redeemable
   convertible preferred stock....................   2,990       --        --
  Net proceeds from issuance of common stock......       9    43,325    16,970
  Repurchase of common stock......................      (1)      (70)      (23)
  Treasury stock purchases........................     --     (2,694)      --
  Proceeds from working capital line of credit....     --      1,439     3,213
  Proceeds from term loan.........................     --      6,000     3,000
  Payments of term loan...........................     --     (3,000)   (3,000)
  Principal payments of obligations under capital
   leases.........................................  (1,244)   (1,997)   (2,343)
                                                   -------  --------  --------
      Net cash provided by financing activities...   1,754    43,003    17,817
                                                   -------  --------  --------
  Net increase (decrease) in cash and cash
   equivalents....................................  (1,634)    9,213    (2,740)
  Cash and cash equivalents at beginning of
   period.........................................   3,081     1,447    10,660
                                                   -------  --------  --------
  Cash and cash equivalents at end of period...... $ 1,447  $ 10,660  $  7,920
                                                   =======  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid for interest.......................... $   568  $  1,432  $  1,424
                                                   =======  ========  ========
Noncash financing activities:
  Assets acquired under capital lease
   obligations.................................... $ 3,319  $  4,008  $  1,174
                                                   =======  ========  ========
  Accretion of redeemable preferred stock......... $ 1,069  $    488  $    --
                                                   =======  ========  ========
  Warrant issued in connection with debt
   financing...................................... $   --   $  1,200  $  1,000
                                                   =======  ========  ========

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

 Basis of Presentation and Principles of Consolidation

  Historically, the Company has incurred losses from operations. As of March 31, 2000, the Company had a deficit in working capital. To date, the Company has funded its operations principally through the net proceeds of its initial public offering in fiscal 1999 and various debt and long-term capital lease transactions. Subsequent to March 31, 2000, the Company raised net proceeds of approximately $14.0 million (see Note 9). In addition, in the future, management expects to obtain additional funding through debt, long-term capital lease, or equity transactions. Management believes that its current cash balances, plus the proceeds from the transaction described in Note 9 and funding that it expects to obtain in the future will be sufficient to enable the Company to satisfy its obligations through fiscal 2001. However, there can be no assurance that the Company can obtain additional funds on terms agreeable to the Company. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transaction have been eliminated.

 Revenue Recognition

  Service revenues consist primarily of monthly fees for secure access and hosting services, implementation and management services. Secure access and hosting service fees are recognized ratably over the term of the contract, generally one year. Installation fees and the related installation costs are recognized ratably over the installation period, generally less than 60 days. Management services, which include security audits and consulting arrangements, are recognized as the service is performed.

  The Company generates technology access revenues when it sells access to its technologies and methodologies to enable other companies to deliver the Company's Heuristic Defense Infrastructure services. Technology access revenue is recognized upon a signed agreement and delivery of the technology unless there are related services that are considered to be essential to the utility of the technology.

 Cash Equivalents and Short-term Investments

  The Company considers all highly liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. The Company has classified all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such short-term investments consist primarily of U.S. corporate notes and are reported at fair value with net unrealized gains or losses reported within shareholders' equity. Realized gains and losses are reported based on the specific identification method. For fiscal years 1998, 1999 and 2000, gross realized gains and losses were not material.

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

                         PILOT NETWORK SERVICES, INC.

 Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Accounting for Stock-Based Compensation

  The Company uses the intrinsic value method to account for its stock-based employee compensation plans. Compensation expense, if any, is amortized on an accelerated basis over the vesting period of the individual options, generally four years.

 Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

  The Company evaluates the recoverability of its long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If an asset to be held and used is considered to be impaired, the carrying amount of that asset is reduced to its fair value, resulting in a charge to income. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less costs to sell.

 Advertising

  Advertising costs are expensed as incurred and are included in sales and marketing expense. The Company had approximately $24,000, $71,000 and $20,000 in advertising costs for the years ended March 31, 1998, 1999 and 2000, respectively.

 Net Loss Per Share

  Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year, using the as-if-converted method for convertible preferred stock and the treasury stock method for options and warrants. The effect of including convertible preferred stock, options and warrants would have been anti-dilutive during all periods presented and, as a result, such effect has been excluded from the computation of diluted net loss per share.

  Excluded from the computation of diluted earnings per share for the years ended March 31, 1998, 1999 and 2000 are options to acquire 1,125,312, 1,870,350, and 2,276,082 shares, respectively, of common stock with a weighted-average exercise prices of $0.68, $5.14 and $12.56, respectively, because their effects would be anti-dilutive. Also excluded from the computation of diluted earnings per share for the years ended March 31, 1998 and 1999 are 7,329,696 and 2,760,188 common share equivalents, respectively, resulting from the conversion of the Series A, B, C, D, E and F preferred stock upon completion of the Company's initial public offering because their effects would be anti-dilutive.

 Comprehensive Loss

  The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for displaying comprehensive income and its components. The tax effects on components of comprehensive loss are not significant.

                         PILOT NETWORK SERVICES, INC.

 Concentration of Credit Risk

  Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Cash, cash equivalents and short term investments are managed by a third-party firm under investment guidelines established the Company. The Company's primary investment goal is preservation of principal. By policy, corporate securities must be rated A1/P1 and no single issuer, other than the U.S. Government, may represent more than 10% of Pilot's investment portfolio.

  The Company provides its services throughout the United States to a wide user base. During the years presented, no single customer accounted for greater than 10% of total revenues. The Company performs credit evaluations of its customers' financial condition and, generally, does not require collateral from its customers. Management makes estimates as to its credit losses and to date its estimates have not differed materially from actual results. Overall, credit risk is limited due to the large number of customers in differing industries and geographic areas. At March 31, 2000, outstanding accounts receivable from one customer amounted to $1.25 million or 17% of total accounts receivable.

  The Company purchases its network management hardware from a limited number of suppliers.

 Fair Value of Financial Instruments

  The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. The carrying value of the line of credit, the term loan and the capital lease obligations approximate fair value because interest rates and yields for these instruments are consistent with yields currently available to the Company for similar instruments.

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

 Reclassifications

  Certain reclassifications have been made to the prior year financial statements to conform such statements to the current year's presentation.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards for derivative instruments and hedging activities. The Company is required to adopt SFAS No. 133, as amended, in the first quarter of fiscal year 2002. The Company does not anticipate that SFAS No. 133 will have a material impact on its consolidated financial statements.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarized certain of the SEC's view in applying generally accepted accounting principles to revenue recognition. The Company is required to

                         PILOT NETWORK SERVICES, INC.

adopt SAB 101 in the fourth quarter of fiscal 2001. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

(2) PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following (in thousands):

                                                                  Year Ended
                                                                   March 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
   Network and computer equipment.............................. $14,232 $28,948
   Furniture and fixtures......................................   1,102   2,156
   Purchased software..........................................   1,225   2,020
   Leasehold improvements......................................   5,697   7,306
                                                                ------- -------
                                                                 22,256  40,430
   Less: accumulated depreciation and amortization.............   8,072  15,806
                                                                ------- -------
                                                                $14,184 $24,624
                                                                ======= =======

  The gross amount of capitalized leased assets included in property and equipment was approximately $11,881,000 and $13,055,000 and related accumulated amortization was approximately $6,364,000 and $9,197,000 as of March 31, 1999 and 2000, respectively.

(3) SHORT-TERM DEBT

  On May 11, 1998, the Company negotiated a line of credit with a financial institution for an aggregate amount of $1.5 million bearing 9.75% interest per annum. In November 1999, this line of credit was fully repaid and the line of credit was terminated.

  On June 30, 1998, the Company completed a borrowing arrangement with two lenders providing $6.0 million of short term financing bearing interest of 13.5% per annum. As additional consideration, the Company issued warrants to purchase 150,000 share of common stock at $11.20 per share. The Company calculated a fair value of the warrants of $1.2 million which amount was capitalized and amortized over the terms of the loans. The fair value of the warrants were calculated using the Black-Scholes option pricing using the following assumptions: dividend yield--none; contractual life--3 years; risk free interest rate--5%; volatility--85%. The loans contained various pre-payment options available after the Company's initial public offering date of August 10, 1998. One of the lenders exercised its option for repayment of $3.0 million which was repaid in October 1998. The other lender was repaid in July 1999. In fiscal 2000, warrants on 75,000 shares of common stock were converted into 23,493 shares of common stock on a net-exercise basis. At March 31, 2000, warrants to purchase 75,000 shares of common stock remain unexercised and outstanding.

  On November 10, 1999, the Company completed an $8.0 million credit facility with a financial institution consisting of a $5.0 million revolving line of credit and a $3.0 million term loan. The line of credit is renewable in successive one-year terms and the term loan matures in November 2000. Both loans currently bear interest of 11% per annum. Additionally, the term loan must be pre-paid, without penalty, if the Company raises more than $15 million in equity. The credit facility is secured by the general assets of the Company. As additional consideration, the Company issued a warrant to purchase 121,212 shares of common stock at $8.25 per share. The Company calculated a fair value of the warrant of $1.0 million which amount was capitalized and is being

                         PILOT NETWORK SERVICES, INC.

amortized over the one year term of the loans. The fair value of the warrant was calculated using the Black-Scholes option pricing using the following assumptions: dividend yield--none; contractual life--5 years; risk free interest rate--5%; volatility--75%. At March 31, 2000, $348,000 of the revolving line of credit remained available.

(4) COMMITMENTS

 Leases

  The Company has entered into equipment leases with various leasing institutions providing for financing of equipment purchases of up to $8,000,000 at varying interest rates. Borrowings under the leases are generally repayable in monthly installments over periods ranging from 36 to 48 months with a mandatory buyout at the end of the lease term, and are secured by a lien on the leased equipment.

  The Company is obligated under certain non-cancelable operating leases for office space and equipment expiring at various dates through 2009. Rent expense for the years ended March 31, 1998, 1999 and 2000 was approximately $636,000, $1,078,000 and $1,822,000, respectively.

  The following is a schedule of future minimum payments required under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2000 (in thousands):

                                                              Capital Operating
                                                              leases   leases
                                                              ------- ---------
   Year Ending March 31,
   2001.....................................................  $2,942   $ 2,595
   2002.....................................................   2,426     1,808
   2003.....................................................   1,397     1,223
   2004.....................................................     237     1,149
   2005.....................................................     --        849
   Thereafter...............................................     --      2,216
                                                              ------   -------
                                                               7,002   $ 9,840
   Less: amount representing interest (at rates ranging from
    14.5% to 14.7%).........................................   1,166
                                                              ------
                                                               5,836
   Less current portion of capital lease obligations........   2,275
                                                              ------
   Capital lease obligations, net of current portion........  $3,561
                                                              ======

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

                         PILOT NETWORK SERVICES, INC.

(5) INCOME TAXES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                 March 31,
                                                              -----------------
                                                                1999     2000
                                                              --------  -------
   Deferred tax assets (liabilities):
     Net operating loss carryforwards........................ $ 10,348   21,057
     Property and equipment--depreciation differences........      (42)     184
     Research credit carryforwards...........................      211      404
     Other reserves and accruals.............................      437    1,593
                                                              --------  -------
       Total gross deferred tax assets.......................   10,954   23,238
     Less valuation allowance................................  (10,954) (23,238)
                                                              --------  -------
       Net deferred tax assets............................... $    --       --
                                                              ========  =======

  The net increase in the valuation allowance was approximately and $7.1 million and $12.3 million for the years ended March 31, 1999 and 2000, respectively. Due to recurring operating losses, the Company believes that sufficient uncertainty exists with respect to future realization of these deferred tax assets; therefore, it has established a valuation allowance against all net deferred tax assets. The Company has net operating loss carryforwards for federal income tax return purposes of approximately $51.7 million which can be used to reduce future taxable income. These carryforwards expire beginning in 2008 through 2020. As of March 31, 2000, the Company had state operating loss carryforwards of approximately $40.7 million. The state net operating loss carryforwards expire in various amounts from 2000 through 2005. The Company also has federal and state research tax credit carryforwards of approximately $223,000 and $181,000, respectively, as of March 31, 2000. The federal research tax credits expire through 2020. The state research tax credits carry forward indefinitely until utilized. Under the Tax Reform Act of 1986, the amounts of any benefit from net operating losses and credits that can be carried forward may be limited in the event of an ownership change as defined in the Internal Revenue Code, Section 382. The Company has incurred ownership changes since inception. As a result, the Company's ability to utilize net operating loss and credit carryforwards may be limited.

(6) STOCKHOLDERS' EQUITY

 Convertible Preferred Stock and Redeemable Convertible Preferred Stock

  As of March 31, 1998, the Company had 1,400,000 shares of Series A convertible preferred stock issued and outstanding. Each share of preferred stock was convertible, at the option of the holder, into fully paid shares of common stock. The conversion rate was one-for-one, subject to adjustments for stock dividends, stock splits and capital reorganizations and dilution.

  In January 1994, the Company issued 1,661,644 shares of Series B redeemable convertible preferred stock at $0.365 per share. In March 1995, the Company issued 1,488,200 shares of Series D redeemable convertible preferred stock at $0.875 per share. In December 1995 and January 1996, the Company issued 1,210,068 shares of Series C redeemable convertible preferred stock at $0.73 per share upon the exercise of warrants outstanding. In July 1996, the Company issued 783,118 shares of Series E redeemable convertible preferred stock at $2.00 per share. From March 1997 through February 1998, the Company issued 1,220,000 shares of Series F redeemable convertible preferred stock at $5.00 per share and warrants to purchase 600,000 shares of Series F preferred stock at $6.00 per share, all of which were exercised on August 11, 1998.

                         PILOT NETWORK SERVICES, INC.

  On August 11, 1998, all shares of outstanding convertible preferred stock and redeemable convertible preferred stock were automatically converted into 8,363,030 shares of common stock at a rate of one-for-one as a result of the Company's initial public offering.

 Common Stock and Warrants

  On June 18, 1996, the Company entered into an agreement with AmeriData Technologies Inc. (subsequently purchased by GE Capital Information Technologies Solutions, Inc.) (AmeriData) whereby the Company granted AmeriData options to purchase 200,000 shares of the Company's common stock at $2.00 per share. In August 1998, AmeriData exercised options to purchase 100,000 shares of common stock. At March 31, 2000, options to purchase 100,000 shares of common stock remain unexercised and outstanding. The fair value of the options granted to AmeriData was immaterial using the Black-Scholes option pricing model and the following assumptions: no dividend yield; risk free interest rate of 6.5%; volatility of 60%; contractual life--5 years; and a fair value of common stock of $0.40.

  In connection with lease financings, at March 31, 2000, the Company had outstanding warrants for the purchase of 22,620 shares of common stock, at a weighted average exercise price of $0.705. The fair value of the warrants was calculated using the Black-Scholes option pricing model was not material, using the following assumptions: dividend yield--none; expected life-- contractual term; risk free interest rate--6%; volatility--60%. In fiscal 2000, warrants on 112,754 shares of common stock were converted into 99,882 shares of common stock on a net-exercise basis.

  On November 10, 1999, the Company completed an $8.0 million credit facility with a financial institution consisting of a $5.0 million revolving line of credit and a $3.0 million term loan. As additional consideration, the Company issued a warrant to purchase 121,212 shares of common stock at $8.25 per share. The Company calculated a fair value of the warrant of $1.0 million which amount was capitalized and is being amortized over the one-year term of the loans. The fair value of the warrant was calculated using the Black-Scholes option pricing using the following assumptions: dividend yield--none; contractual life--5 years; risk free interest rate--5%; volatility--75%.

  On December 28, 1999, the Company entered into an agreement with Primus Telecommunications Group, Inc. ("Primus") that included the purchase by Primus of 919,540 shares of the Company's common stock for $16.3125 per share for a total purchase price of $15.0 million. The $16.3125 per share price was the closing price of the Company's common stock on December 27, 1999. Additionally, the Company issued to Primus a warrant to purchase 200,000 shares of common stock at $25 per share. The warrant is exercisable for three years following its issuance. The Company calculated a fair value of the warrant of $1.3 million which was recorded as a component of equity. The fair value of the warrant was calculated using the Black-Scholes option pricing using the following assumptions: dividend yield--none; contractual life--3 years; risk free interest rate--5%; volatility--75%.

 Stock Option Plans

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

  The plan expires 10 years from the date of adoption. Options and restricted stock are granted at fair market value at date of grant for incentive stock options or no less than 85% of fair market value at the date of grant for

                         PILOT NETWORK SERVICES, INC.

nonqualified options. Options and restricted stock generally vest over 4 years, with 25% vesting after one year and the remainder vesting ratably over the remaining 36 months, and expire 10 years from grant date.

  During fiscal 1999, the Company increased the shares reserved under the 1994 Plan by 1,000,000 shares and adopted its 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan reserved 1,000,000 shares plus annual increases limited to the lesser of 500,000 shares, 3% of the Company's outstanding common stock, or the number determined by the Board of Directors. During fiscal 2000, the annual increase in the 1998 Plan was 404,082 authorized shares. Also during fiscal 1999, the Company adopted the 1998 Directors Stock Option Plan which reserves 200,000 shares of common stock and a 1998 Employee Stock Purchase Plan which reserves 200,000 shares of common stock. The 1998 Employee Stock Purchase Plan provides for automatic annual increases of the lesser of 100,000 shares, 1/2% or the Company's outstanding common stock or an amount determined by the Board of Directors. During fiscal 2000, 81,972 shares were purchased under the 1998 Employee Stock Purchase Plan.

  During fiscal 2000, the 1994 Plan was terminated. Further, shareholders voted to increase shares available under the 1998 Plan by 1,156,000 shares plus up to an additional 400,000 shares from the 1994 Plan that subsequently may be canceled and returned. As of March 31, 2000, options for 77,392 shares from the 1994 Plan were cancelled and eligible for re-issue under the 1998 Plan.

  The following table summarizes the combined stock option and restricted stock activity for the 1994 Plan, the 1998 Plan and the 1998 Directors Stock Plan for the three years ended March 31, 2000:

                                                                    Weighted
                                         Available                  Average
                                         for Grant   Outstanding Exercise Price
                                         ----------  ----------- --------------
   Balances, March 31, 1997............     206,180     461,958      $ 0.23
     Authorized........................     830,140         --          --
     Granted...........................  (1,020,000)  1,020,000        0.82
     Exercised.........................         --      (72,706)       0.12
     Canceled..........................     283,940    (283,940)       0.57
     Repurchased.......................      23,892         --         0.08
                                         ----------   ---------      ------
   Balances, March 31, 1998............     324,152   1,125,312        0.68
     Authorized........................   2,200,000         --          --
     Granted...........................  (1,601,400)  1,601,400        6.98
     Exercised.........................         --     (393,625)       0.57
     Canceled..........................     462,737    (462,737)       4.59
     Repurchased.......................     104,167         --         0.67
                                         ----------   ---------      ------
   Balances, March 31, 1999............   1,489,656   1,870,350        5.14
     Authorized........................   1,560,082         --          --
     Granted...........................  (1,685,000)  1,685,000       16.59
     Exercised.........................         --     (472,030)       3.82
     Canceled..........................     807,238    (807,238)       8.88
     Repurchased.......................      30,209         --         0.75
     Terminated 1994 Plan..............  (1,327,356)        --          --
     Increase in 1998 Plan from returns
      to 1994 Plan.....................      77,392         --          --
                                         ----------   ---------      ------
   Balances, March 31, 2000............     952,221   2,276,082      $12.56
                                         ==========   =========      ======

                         PILOT NETWORK SERVICES, INC.

  The following table summarizes information about fixed stock options outstanding at March 31, 2000:

                                      Options Outstanding             Options Exercisable
                            ---------------------------------------- ----------------------
                                         Weighted
                                          Average
                                         Remaining       Weighted    Number     Weighted
                            Number of   Contractual      Average       of       Average
   Exercise Prices           shares   Life (in years) Exercise Price shares  Exercise Price
   ---------------          --------- --------------- -------------- ------- --------------
   $ 0.09 -$ 6.00..........   553,474      6.70           $ 3.01     227,616     $ 2.01
     8.063- 13.00..........   800,659      9.13            10.09     100,651       9.82
    14.00 - 22.00..........   698,949      9.19            16.57      16,692      14.42
    27.127- 49.875.........   223,000      9.87            32.55         --         --
                            ---------                                -------
   $ 0.09 -$49.875......... 2,276,082                     $12.56     344,959     $ 4.89
                            =========                     ======     =======     ======

  The Company accounts for employee stock-based compensation using the intrinsic value method. As such, compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share. With respect to certain options granted during fiscal 1998 and the first quarter of fiscal 1999, the Company recorded deferred compensation of $1,055,000 and $2,175,000, respectively, for the difference at the grant date between the exercise price per share and the fair value per share, based upon management's estimate of the fair value of the Company's stock on the various grant dates of the common stock underlying the options.

  Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                   Year ended March 31,
                                                 ---------------------------
                                                  1998      1999      2000
                                                 -------  --------  --------
   Net loss attributable to common stockholders
    (in thousands):
     As reported................................ $(6,704) $(18,583) $(21,741)
     Pro forma..................................  (6,727)  (19,596)  (25,356)
   Net loss per share:
     As reported basic and diluted net loss per
      share..................................... $ (3.31) $  (1.94) $  (1.55)
     Pro forma basic and diluted net loss per
      share..................................... $ (3.32) $  (2.05) $  (1.81)

  Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; no dividend yield; expected risk free interest rate of 6.5% for fiscal 1998, 5.0% for fiscal 1999 and 5.5% for fiscal 2000; expected volatility of 85% for fiscal 1999 and fiscal 2000; and expected life for the options of five years. The assumptions used to calculate the fair value of the purchase rights for fiscal 2000 were: no dividend yield; expected risk free interest rate of 5.5%; expected volatility of 85%; and expected life of 0.64 years. There were no purchase rights granted in fiscal 1998 or fiscal 1999. The weighted average fair value of stock options and purchase rights granted under the plans during fiscal 2000 was $11.65 per share for options granted and $6.49 per share for purchase rights granted. The weighted average fair value of stock options and purchase rights granted under the plans during fiscal 1999 was $4.71 per share for options granted and $2.36 per share for purchase rights granted. The fair value of stock options granted in fiscal 1998 was not material.

(7) Segment Information

  The Company has adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The

                         PILOT NETWORK SERVICES, INC.

method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

  The Company's chief operating decision maker is considered to be the Company's President and Chief Executive Officer (CEO). The President and CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the President and CEO is prepared on the same basis as information presented in the accompanying consolidated statement of operations. The Company operates in a single operating segment: providing comprehensive security services that incorporate high-bandwidth connectivity and enable secure electronic commerce over the Internet. No single customer accounted for greater than 10% of revenues in any period presented and the Company does not have any significant international operations or export revenues.

(8) Related Party Transactions

  In fiscal 2000, Company had $2.0 million in revenue from Primus Telecommunications Group, Inc. ("Primus"). On March 31, 2000, the Company had $1.0 million in accounts receivable due from Primus. Primus owns 919,540 shares of the Company's common stock as well as a warrant to purchase 200,000 shares of common stock at a price of $25.00 per share. The chairman and chief executive officer of Primus is also a member of the Company's board of directors.

(9) Subsequent Events

  In April 2000, the Company received commitments for an additional $4 million in capital equipment lease lines of credit from two lessors on terms substantially similar to existing equipment leases.
  In June 2000, the Company sold 15,000 shares of convertible preferred stock directly to an investor at a price of $1,000 per share. The gross proceeds were $15.0 million. After transaction fees and costs estimated at $1.0 million, the net proceeds to the Company were approximately $14.0 million. At the investor's option, the convertible preferred stock may be converted into shares of common stock at the lower of 125% of the average market price immediately prior to the transaction, specifically $18.266 per share, or 101% of the average market price immediately prior to conversion. The convertible preferred stock pays a dividend of 3% per annum which can be paid in cash or common stock of the Company, at the Company's option. The convertible preferred stock matures in two years and may be redeemed in either cash or common stock at the option of the Company. Prior to maturity, the preferred stock cannot be converted into more than 19.99% of Pilot's outstanding shares of common stock. This maximum number of shares of common stock upon conversion includes shares of common stock that may be issued as dividends. At maturity, the convertible preferred stock may be converted into more than 19.99% of the Company's outstanding shares of common stock only upon prior approval of the Company's shareholders. As additional consideration, the Company issued a warrant to purchase 256,620 shares of common stock at 120% of the average market price immediately prior to the transaction, specifically $17.536 per share.

                          PILOT NETWORK SERVICES, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                     Balance at                      Balance at
                                     Beginning                          End
Classification                        of Year   Additions Deductions  of Year
--------------                       ---------- --------- ---------- ----------
Allowance for doubtful accounts:
  Year ended March 31, 1998.........    $ 12      $179      $ (80)      $111
  Year ended March 31, 1999.........     111       445       (399)       157
  Year ended March 31, 2000.........     157       389       (157)       389