Form 10-K/A
period 2000-03-31
PILOT NETWORK SERVICES INC
filed 2000-07-28
CIK 1063921

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A

                                AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $129.8 million as of June 1, 2000, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 15,080,927 shares of the registrant's Common Stock issued and outstanding as of July 1, 2000.

                               EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. This Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of revising and restating the following items in their entirety. Such revisions are required to include the information required to be provided under Items 10, 11, 12, and 13 of Part III, which the Registrant had planned to incorporate by reference to its definitive proxy statement.

                                   PART III

Item 10. Directors and Executive Officers of the Company

                                   DIRECTORS


   The names of the directors, their ages as of July 1, 2000 and certain other information about them are set forth below:

   Name                    Age Position with the Company             Class
   ----                    --- -------------------------             -----
   M. Marketta Silvera....  57 Chairman of the Board of Directors,
                               President and Chief Executive Officer   I
   Shanda Bahles(1)(2)....  44 Director                                I
   K. Paul Singh..........  48 Director                               II
   Thomas O'Rourke(1)(2)..  76 Director                               II
   Thomas B. Kelly(1).....  57 Director                                I
--------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

   There are no family relationships among any of the directors or executive officers of the Company.

   M. Marketta Silvera is the founder of the Company and has served as its President and Chief Executive Officer since June 1993, and as a director of the Company since July 1993. From June 1991 to January 1993, Ms. Silvera served as President of VoiceCom Systems, Inc., a voice processing services company. From May 1989 to June 1991, she served as President of Votan Corporation, a voice recognition technology company. Ms. Silvera served as Vice President of Sales and Marketing at Granite Systems, a voice technology systems developer, and Votan from 1986 to 1989. Ms. Silvera is also a director of AVIOS, a voice and data technology organization, and has previously served as its President.

   Shanda Bahles has served as director of the Company since January 1994. Ms. Bahles has served as a General Partner of El Dorado Ventures (El Dorado), a venture capital firm focused on early stage investments in information technology companies, since May 1991, and joined El Dorado as an associate in July 1987. From 1979 to 1985 Ms. Bahles held various engineering, marketing and management positions with Millennium Systems, a systems integration company, and Fortune Systems Corporation, a workstation manufacturer. Ms. Bahles also serves as a director of several privately held information technology companies.

   Thomas B. Kelly has served as a director of the Company since March 1999. Mr. Kelly was a Managing Partner of Arthur Andersen, LLP, from 1984 to 1999. From 1976 to 1984 Mr. Kelly was a Partner of Arthur Andersen, LLP, and has worked in various other positions within Arthur Andersen since 1967.

   K. Paul Singh has served as a director of the Company since December 1999. Mr. Singh is the Chairman of the Board, President and Chief Executive Officer of Primus Telecommunications Group, Incorporated, a telecommunications company he co-founded in 1994. From 1991 until he co-founded Primus, Mr. Singh served as the Vice President of Global Product Marketing for MCI. Prior to joining MCI, Mr. Singh was the Chairman and Chief Executive Officer of Overseas Telecommunications, Inc., a private digital communications company which he founded in 1984 and which was purchased by MCI in 1991.

   Thomas O'Rourke has served as a director of the Company since November 1995. Mr. O'Rourke has served as the President and Chairman of the Board of O'Rourke Investment Corporation, an investment company, since 1989. From January 1985 to April 1988, Mr. O'Rourke was a General Partner of Hambrecht and Quist Venture Partners, a venture capital firm. From 1966 to 1985, he was the founder, President and Chairman of the Board of Tymshare, Inc., a computer services company.


                              EXECUTIVE OFFICERS

   The following table sets forth certain information regarding the executive officers of the Company as of July 1, 2000.

          Name          Age                      Office(s)
          ----          ---                      ---------
 M. Marketta Silvera... 57  Chairman of the Board of Directors, President and
                             Chief Executive Officer

 Dana R. Nelson........ 51  Executive Vice President

 William C. Leetham.... 47  Senior Vice President, Finance and Administration,
                             Chief Financial Officer, Treasurer and Secretary

 Martin W. Wegenstein.. 50  Senior Vice President, Operations

 Thomas A. Wadlow...... 43  Chief Technology Officer

   Dana R. Nelson has served as Executive Vice President since April 2000, and Senior Vice President, Sales, since January 1999. From 1997 to 1999, Mr. Nelson served as the Senior Vice President of Sales of NetVantage, a networking company that was sold to Cabletron Systems in 1998. From 1995 to 1997, Mr. Nelson was the Vice President, Worldside Sales and Marketing for Digi International, a data communications hardware and software provider. From 1983 to 1995, Mr. Nelson held various positions with Ascom Timeplex, a supplier of networking equipment, most recently serving as Vice President, Worldwide Sales.

   William C. Leetham has served as Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer, and Secretary of the Company since May 1998. From December 1996 to May 1998, Mr. Leetham served as Chief Financial Officer of Success Factor Systems, Inc., a human resources software applications company. From March 1995 to September 1996, Mr. Leetham served as Chief Financial Officer of Scopus Technology, Inc., an information management software company. From November 1992 to March 1995, he served as Chief Financial Officer of Berkeley Systems, Inc., a consumer software vendor. From August 1984 to November 1992, he held various positions at Candle Corporation, a system performance software company, most recently serving as Vice President, Financial Operations.

   Martin W. Wegenstein has served as Senior Vice President, Operations, since April 1999. From 1998 through April 1999, Mr. Wegenstein was the owner of The Wegenstein Group, an information and knowledge management consulting firm. From 1995 through 1998, Mr. Wegenstein served as Vice President and CIO of Applied Materials, a silicon wafer fabrication company. From 1992 to 1995, Mr. Wegenstein served as Vice President of Information Technology and CIO of Rachem Corporation, a material science company. From 1985 Mr. Wegenstein served as Director of Corporate Information Systems at Emerson Electric Co., an electrical manufacturing company.

   Thomas A. Wadlow has served as Chief Technology Officer of the Company since January 1996, and Director of Engineering from September 1993 to January 1996. From 1989 to September 1993, he served as Research Network Architect at Sun Microsystems Laboratories, Inc., a workstation manufacturer. From 1988 to 1989, Mr. Wadlow served as Systems and Network Manager of ParcPlace Systems, an object oriented software developer. From 1987 to 1988, Mr. Wadlow served as an engineer of the Smalltalk Group of Xerox Palo Alto Research Center, a computer science research laboratory. Prior to 1988 Mr. Wadlow served in various senior technical staff positions at Schlumberger Limited, a petroleum exploration and research company, and Lawrence Livermore National Laboratories, a national defense contractor.

             SECTION(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended March 31, 2000, all Reporting Persons complied with all applicable filing requirements.


Item 11. Executive Compensation

                       COMPENSATION OF EXECUTIVE OFFICERS

   The following table shows the compensation earned by (a) the individual who served as the Company's Chief Executive Officer during the fiscal year ended March 31, 2000; and, (b) the four other most highly compensated individuals who were serving as executive officers of the Company at the end of fiscal year ended March 31, 2000; and (c) the compensation received by each such individual for the Company's two preceding fiscal years.

                          Summary Compensation Table

                                                           Long-Term
                                                          Compensation
                                   Annual Compensation       Awards
                                 ------------------------ ------------
                                                           Securities
 Name and Principal      Fiscal                            Underlying     All Other
 Position                 Year   Salary($)(1) Bonus($)(2)  Options(#)  Compensation(3)
 ------------------      ------  ------------ ----------- ------------ ---------------
M. Marketta Silvera.....  2000     $225,000    $ 96,200      30,000         $358
 President and Chief      1999      225,000      10,200      60,000          261
 Executive Officer        1998      205,000      43,650      60,000          237

Dana R. Nelson..........  2000      175,000     124,625         --           322
 Executive Vice           1999       39,824      12,500     150,000           44
 President

William C. Leetham......  2000      150,000      72,150      20,000          304
 Senior Vice President,   1999      129,563       6,800     150,000          223
 Finance and
 Administration, Chief
 Financial Officer,
 Treasurer and Secretary

Martin W. Wegenstein....  2000      173,093      72,150     150,000          300
 Senior Vice President,
 Operations

Thomas A. Wadlow........  2000      139,827      48,100      20,000          297
 Chief Technology         1999      125,000       4,080      35,000          261
 Officer                  1998      110,000      18,188      30,000          178

--------
(1) Includes amounts deferred under the Company's 401(k) plan.
(2) Include bonuses earned in the indicated year and paid in the subsequent year. Excludes bonuses paid in the indicated year but earned in the preceding year.
(3) Amounts listed represent term life insurance premiums paid on behalf of the listed individual.

                       OPTION GRANTS IN LAST FISCAL YEAR

   The following table provides certain information with respect to stock options granted to the persons listed in the Summary Compensation Table in the last fiscal year. In addition, as required by Securities and Exchange Commission rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term.

                                           Individual Grants(1)
                         ---------------------------------------------------------
                                                                                   Potential Realizable
                                                  Percent                            Value at Assumed
                                              of Total Options                       Annual Rates of
                                                  Granted                              Stock Price
                         Number of Securities   to Employees   Exercise              Appreciation For
                          Underlying Options     in Fiscal      Price   Expiration  Option Term(3)($)
          Name                Granted(#)         Year(%)(2)     ($/sh)     Date          5% / 10%
          ----           -------------------- ---------------- -------- ---------- --------------------
M. Marketta Silvera.....        30,000              1.8%       $15.438    4/2/09   $  291,266/$ 738,126
Dana R. Nelson..........           --               --             --        --           -- /--
William C. Leetham......        20,000              1.2         15.438    4/2/09      194,178/492,084
Martin W. Wegenstein....       150,000              9.1         15.438    4/2/09    1,456,331/3,690,629
Thomas A. Wadlow........        20,000              1.2         15.438    4/2/09      194,178/492,084

--------
(1) No stock appreciation rights were granted to the above officers in the last fiscal year. Options vest 25% upon the first anniversary of the vesting commencement date, with the remaining shares vesting in equal monthly installments over the following three years.
(2) Based on an aggregate of 1,640,000 options granted to employees during the fiscal year ended March 31, 2000.
(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


   The following table sets forth certain information with respect to stock options exercised by the persons listed in the Summary Compensation Table during the fiscal year ended March 31, 2000. In addition, the table sets forth the number of shares covered by stock options as of the fiscal year ended March 31, 2000, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option at the end of the fiscal year ended March 31, 2000.

                                                       Number of Unexercised Value of Unexercised In-the-
                                                            Options at         Money Options at Fiscal
                             Shares                       Fiscal Year End              Year End
                            Acquired        Value        (#) Exercisable/          ($) Exercisable/
          Name           on Exercise(#) Realized($)(3)   Unexercisable(1)          Unexercisable(2)
          ----           -------------- -------------- --------------------- ----------------------------
M. Marketta Silvera.....        --        $     --        72,500/77,500         $2,269,380/$1,983,930
Dana R. Nelson..........        --              --        43,749/106,251         1,052,732/2,556,718
William C. Leetham......     65,624       1,392,434        3,125/166,875            84,572/2,551,396
Martin W. Wegenstein....        --              --           -- /150,000               -- /2,643,750
Thomas A. Wadlow........     13,958         421,936       39,582/46,640          1,241,796/1,166,542

--------
(1) No stock appreciation rights (SARs) were outstanding during fiscal 2000.
(2) Based on the $33.063 per share closing price of the Company's Common Stock on The Nasdaq Stock Market on March 31, 2000, less the exercise price of the options.
(3) Value realized is calculated based on the closing price of the Company's Common Stock as reported on the Nasdaq Stock Market on the date of exercise minus the exercise price of the option and does not necessarily indicate that the optionee sold such stock.

    Notwithstanding anything to the contrary set forth in any of the Company's filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Proxy Statement, in whole or in part, the following report and the Stock Performance Graph which follows shall not be deemed to be incorporated by reference into any such filings.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

   The following table sets forth information that has been provided to the Company with respect to beneficial ownership of shares of the Company's Common Stock as of July 1, 2000 for (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock,
(ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table of this proxy statement (the "Named Executive Officers"), and (iv) all directors and executive officers of the Company as a group.

                                                       Amount and
                                                       Nature of   Percent of
                                                       Beneficial    Common
Name and Address                                      Ownership(1) Stock(1)(2)
----------------                                      ------------ -----------
M. Marketta Silvera (3)..............................  1,165,000       7.7%

Primus Telecommunications Group, Incorporated (4)....  1,119,540       7.3
 1700 Old Meadow Road
 Suite 300
 McLean, VA 22102

Marshall Capital Management, Inc. (5)................  1,077,819       6.7
 11 Madison Avenue, 7th Floor
 New York, NY 10010

Thomas O'Rourke (6)..................................    399,580       2.6

Thomas A. Wadlow (7).................................    237,707       1.6

Dana R. Nelson (8)...................................     59,375         *

Martin W. Wegenstein (9).............................     50,000         *

William C. Leetham (10)..............................     28,163         *

Thomas B. Kelly (11).................................      6,250         *

Shanda Bahles (12)...................................      5,000         *

K. Paul Singh........................................        --          *

All directors and executive officers as a group (9
 persons) (13).......................................  1,951,075      12.7%
--------
  *  Represents beneficial ownership of less than 1% of the Company's Common
     Stock.
 (1) Except pursuant to applicable community property laws or as indicated in the footnotes of this table, to the Company's knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.
 (2) Applicable percentage of ownership for each stockholder is based on 15,080,927 shares of Common Stock outstanding as of July 1, 2000, together with applicable options and warrants for such stockholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of Common Stock subject to options held by that person that are currently exercisable within 60 days of July 1, 2000. Such shares issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options but are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Unless otherwise indicated, the address of each of the individuals named above is: c/o Pilot Network Services, Inc., 1080 Marina Village Parkway, Alameda, CA 94501.
 (3) Includes 95,000 shares issuable upon exercise of stock options that are exercisable within 60 days of July 1, 2000.
 (4) Includes 200,000 shares subject to currently outstanding warrants.
 (5) Includes 821,198 shares of common stock issuable upon conversion of 15,000 shares of Series A Convertible Preferred Stock of the Company held by such stockholder based on the conversion price in effect on July 1, 2000. Also includes 256,621 shares issuable upon exercise of currently outstanding warrants.
 (6) Includes 394,580 shares held by O'Rourke Investment Corporation ("OIC"). Mr. O'Rourke, a Director of the Company and Chairman and CEO of OIC, owns a majority of the outstanding voting shares of OIC and is a director of OIC. Also includes 5,000 shares issuable upon exercise of stock options that are exercisable within 60 days of July 1, 2000.
 (7) Includes 53,125 shares issuable upon exercise of stock options that are exercisable within 60 days of July 1, 2000.
 (8) Includes 59,375 shares issuable upon exercise of stock options that are exercisable within 60 days of July 1, 2000.
 (9) Includes 50,000 shares issuable upon exercise of stock options that are exercisable within 60 days of July 1, 2000.
(10) Includes 25,417 shares issuable upon exercise of stock options that are exercisable within 60 days of July 1, 2000.
(11) Includes 6,250 shares issuable upon exercise of stock options that are exercisable within 60 days of July 1, 2000.
(12) Includes 5,000 shares issuable upon exercise of stock options that are exercisable within 60 days of July 1, 2000.
(13) Includes 299,167 shares issuable upon exercise of stock options that are exercisable within 60 days of July 1, 2000.

Item 13. Certain Relationships and Related Transactions

   The Company has entered into service agreements with entities affiliated with General Electric Company containing standard terms and conditions resulting from third party arm's length negotiations between the Company and each such entity. Such entities may be affiliated with GE Capital Corporation, a principal stockholder of the Company's Common Stock. The Company also entered into an agreement with AmeriData Technologies Inc. ("AmeriData") on June 18, 1996 whereby the Company granted AmeriData options to purchase 200,000 shares of the Company's Common Stock at $2.00 per share and Ameridata agreed to sell the Company's Internet security service to AmeriData customers in exchange for a commission on the first two years of revenue from those customers. The Company and AmeriData also agreed to cooperate in areas such as training and marketing. In June 1996, Ameridata was acquired by GE Capital Corp., a subsidiary of General Electric Company, and is now GE Capital Information Technologies Solutions, Inc.

   In fiscal 2000, the Company had $2.0 million in revenue from Primus Telecommunications Group, Inc., On March 31, 2000, the Company had $1.0 million in accounts receivable due from Primus. Primus owns 919,540 shares of the Company's common stock as well as a warrant to purchase 200,000 shares of common stock at a price of $25.00 per share. The chairman and chief executive officer of Primus is also a member of the Company's board of directors.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PILOT NETWORK SERVICES, INC.

                              By:  /s/ William C. Leetham
                                   ----------------------
                                   William C. Leetham
                                   Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

               Signature                 Title                                                      Date
               ---------                 -----                                                      ----

        /s/ M. Marketta   Silvera*       President, Chief Executive Officer and Director            July 28, 2000
---------------------------------------  (Principal Executive Officer)
      M. Marketta Silvera


        /s/ William C. Leetham           Senior Vice President, Finance and                         July 28, 2000
---------------------------------------  Administration, Chief Financial Officer, Treasurer and
      William C. Leetham                 Secretary (Principal Financial and Accounting Officer)



        /s/ Shanda Bahles*               Director                                                   July 28, 2000
---------------------------------------
      Shanda Bahles


         /s/ Thomas Kelly*               Director                                                   July 28, 2000
---------------------------------------
      Thomas Kelly


         /s/ K. Paul Singh*              Director                                                   July 28, 2000
---------------------------------------
      K. Paul Singh


         /s/ Thomas O'Rourke*            Director                                                   July 28, 2000
---------------------------------------
      Thomas O'Rourke

     /s/ William C. Leetham                                                                         July 28, 2000
---------------------------------------
      William C. Leetham
      *(Attorney-in-Fact)