Form 10-Q
period 2000-06-30
PILOT NETWORK SERVICES INC
filed 2000-08-14
CIK 1063921

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2000.

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

                               Yes  X    No
                                  ----    ----

At June 30, 2000, there were 15,080,927 shares of the Registrant's Common Stock outstanding.

                          PILOT NETWORK SERVICES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX


                                                                            Page Number
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements...........................................    3

              Condensed Consolidated Balance Sheets as of
              March 31, 2000 and June 30, 2000...............................    3

              Condensed Consolidated Statements of Operations for
              the three months ended June 30, 1999 and 2000..................    4

              Condensed Consolidated Statements of Cash Flows for the
              three months ended June 30, 1999 and 2000......................    5

              Notes to Condensed Consolidated Financial Statements...........    6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................    7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....   16

PART II.      OTHER INFORMATION..............................................   16

Item 6.       Exhibits and Reports on Form 8-K...............................   16

SIGNATURES...................................................................   16


INDEX TO EXHIBITS.............................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PILOT NETWORK SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                                            March 31,             June 30,
                                                                                              2000                  2000
                                                                                            ---------             --------
                                    ASSETS
Current assets:
 Cash and cash equivalents...................................................             $  7,920             $ 19,617
 Short-term investments......................................................                  898                  891
 Trade receivables, less allowance for doubtful accounts of $389 and $500 as
  of March 31, 2000, and June 30, 2000, respectively.........................                7,233                8,767
 Prepaid and other current assets............................................                  843                2,107
                                                                                         ---------            ---------
  Total current assets.......................................................               16,894               31,382
Property and equipment, net..................................................               24,624               28,388
Other assets.................................................................                1,639                1,050
                                                                                         ---------            ---------
                                                                                          $ 43,157             $ 60,820
                                                                                         =========            =========
     LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................             $  5,352             $ 10,420
 Accrued expenses............................................................                2,067                2,521
 Line of credit..............................................................                4,652                4,293
 Term loan...................................................................                3,000                3,000
 Current portion of capital lease obligation.................................                2,275                2,380
 Deferred revenue............................................................                1,200                1,826
                                                                                         ---------            ---------
  Total current liabilities..................................................               18,546               24,440
Capital lease obligations, net of current portion............................                3,561                6,700
                                                                                         ---------            ---------
  Total liabilities..........................................................               22,107               31,140
                                                                                         ---------            ---------

Convertible preferred stock, net of related warrant and issuance costs,
 $0.01 par value; 15,000 shares authorized;  15,000 shares issued and
 outstanding as of June 30, 2000.............................................                    -               11,450
                                                                                         ---------            ---------
Stockholders' equity:
 Common stock, $0.001 par value; 40,000,000 shares authorized; 15,487,063 and 15,531,863 shares issued and outstanding as of March 31, 2000, and
  June 30, 2000, respectively................................................                   15                   15

 Additional paid-in capital..................................................               77,035               79,952
 Accumulated other comprehensive income......................................                   39                   16
 Deferred stock compensation.................................................                 (326)                (286)
 Accumulated deficit.........................................................              (53,019)             (58,773)
 Treasury stock, 450,936 shares of common stock at cost
        as of March 31, 2000 and June 30, 2000, respectively.................               (2,694)              (2,694)
                                                                                         ---------            ---------
  Total stockholders' equity.................................................               21,050               18,230
                                                                                         ---------            ---------
                                                                                          $ 43,157             $ 60,820
                                                                                         =========            =========

           See accompanying notes to condensed financial statements.

                          PILOT NETWORK SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                            Three months ended
                                                                 June 30,
                                                           1999             2000
                                                           ----             ----
Service revenues...............................         $ 5,816          $11,112
Technology access revenues.....................               -              425
                                                        -------          -------
Total revenues.................................           5,816           11,537
Cost of revenues...............................           6,430            9,690
                                                        -------          -------
Gross margin...................................            (614)           1,847
                                                        -------          -------
Operating expenses:
 Sales and marketing...........................           2,938            4,234
 Engineering and development...................             635            1,503
 General and administrative....................             760            1,416
                                                        -------          -------
 Total operating expenses......................           4,333            7,153
                                                        -------          -------
Operating loss.................................          (4,947)          (5,306)
Interest expense, net..........................            (250)            (448)
                                                        -------          -------
Net loss.......................................          (5,197)          (5,754)
                                                        =======          =======

Basic and diluted net loss per common share....          $(0.38)          $(0.38)
                                                        =======          =======

Weighted average common shares used in
 computing basic and diluted net loss
 per share.....................................          13,557           15,064
                                                        =======          =======


           See accompanying notes to condensed financial statements.

                          PILOT NETWORK SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                               Three months ended
                                                                                   June 30,
                                                                             1999             2000

Cash flows from operating activities:
 Net loss........................................................          $(5,197)         $(5,754)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Foreign currency translation loss..............................             (8)               -
    Depreciation and amortization..................................          1,599            2,545
    Amortization of deferred compensation..........................            193               40
    Amortization of loan fees......................................            150              250
    Provision for doubtful accounts................................             97              111
    Changes in operating assets and liabilities:
     Trade receivables.............................................            612           (1,645)
     Prepaid and other assets......................................            139             (925)
     Accounts payable..............................................          1,268            5,068
     Accrued expenses..............................................           (336)             454
     Deferred revenue..............................................           (567)             626
                                                                           -------          -------
      Net cash provided by (used in) operating activities...........        (2,050)             770
                                                                           -------          -------
Cash flows used in investing activities:
 Purchases of property and equipment.............................           (4,840)          (2,309)
 Purchases of short-term investments.............................                -              (16)
 Proceeds from short-term investments............................            2,827                -
                                                                           -------          -------
      Net cash used in investing activities.........................        (2,013)          (2,325)
                                                                           -------          -------
Cash flows from financing activities:
 Proceeds from issuance of common stock..........................             387              367
 Proceeds from issuance of convertible preferred stock and
     related warrant, net of issuance costs.........................            -           14,000

 Payments on working capital line of credit......................          (1,083)            (359)
 Principal payments of obligations under capital leases..........            (526)            (756)
                                                                          -------          -------
      Net cash provided by (used in) financing activities...........       (1,222)          13,252
                                                                          -------          -------

Net increase (decrease) in cash and cash equivalents.............          (5,285)          11,697

Cash and cash equivalents, beginning of period...................          10,660            7,920
                                                                          -------          -------
Cash and cash equivalents, end of period.........................         $ 5,375          $19,617
                                                                          =======          =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest........................         $   385          $   407
                                                                          =======          =======
 Noncash financing activities:
  Assets acquired under capital lease obligations................         $   493          $ 4,000
                                                                          =======          =======


           See accompanying notes to condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of presentation

    The consolidated financial statements included herein for Pilot Network Services, Inc. and subsidiary (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, and its Report on Form 8-K filed June 28, 2000.


2.  Basic and diluted net loss per share

    Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the period. The following options and warrants to acquire shares of common stock were excluded from the computation of diluted earnings per share because their effects would be anti-dilutive:

                                   June 30, 1999                           June 30, 2000
                           -------------------------------         -------------------------------
                           Shares          Exercise Prices         Shares          Exercise Prices
                           ------          ---------------         ------          ---------------
Options                   2,457,645        $0.090-$20.063         2,701,579         $0.090-$49.875
Warrants                    255,374        $0.365-$2.000            675,453         $0.365-$25.000
                          ---------                               ---------
                          2,713,019                               3,377,032
                          =========                               =========

Common shares that would result from the conversion of the Company's convertible preferred stock are also excluded from the computation of diluted earnings per share.


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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's view in applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

4.  Comprehensive loss

    Total comprehensive loss for the quarter ended June 30,1999 and 2000, was $5,242,000 and $5,777,000, respectively.

    Total comprehensive loss for the quarter ended June 30, 1999 and 2000, was $5,242,000 and $5,777,000, respectively.

5.  Convertible preferred stock

    In June 2000, the Company sold 15,000 shares of convertible preferred stock directly to an investor at a price of $1,000 per share. The gross proceeds were $15.0 million. After transaction fees and costs estimated at $1.0 million, the net proceeds to the Company were approximately $14.0 million. At the investor's option, the convertible preferred stock may be converted into shares of common stock at the lower of 125% of the average market price immediately prior to the transaction, specifically $18.266 per share, or 101% of the average market price immediately prior to conversion. The convertible preferred stock pays a dividend of 3% per annum which can be paid in cash or common stock of the Company, at the Company's option. The convertible preferred stock matures in two years. The convertible preferred stock may be redeemed at maturity in either cash or common stock at the option of the Company or, under certain circumstances, the convertible preferred stock may be redeemed in cash at the option of the holder prior to maturity. Prior to maturity, the preferred stock cannot be converted into more than 3,014,199 of Pilot's outstanding shares of common stock. This maximum number of shares of common stock upon conversion includes shares of common stock that may be issued as dividends. At maturity, the convertible preferred stock may be converted into more than 3,014,199 of the Company's outstanding shares of common stock only upon prior approval of the Company's shareholders. As additional consideration, the Company issued a warrant to purchase 256,621 shares of common stock at 120% of the average market price immediately prior to the transaction, specifically $17.536 per share. The Company calculated a fair value of the warrant of $2.55 million which amount was capitalized and is included as a component of additional paid-in capital. The fair value of the warrant was calculated using the Black-Scholes option pricing using the following assumptions: dividend yield-none; contractual life-5 years; risk free interest rate-5.5%; volatility-85%.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

   Forward-looking statements made in this report or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A number of risks and uncertainties, including those discussed under the caption "Risk Factors" below and the documents incorporated by reference herein could affect such forward-looking statements and could cause actual results to differ materially from the statements made.

COMPANY OVERVIEW

   We provide a wide range of secure Internet services that incorporate high-bandwidth connectivity and enable secure electronic business over the Internet. Our services are offered for a fixed monthly fee on an annual subscription basis and include secure hosting and Internet connectivity services that enable secure connectivity between a corporate network and the Internet and secure virtual private networking services that enable remote users and wide-area networks to securely communicate enterprise-wide and over the Internet.

   Our Internet services allow our customers to avoid the risks associated with traditional approaches to Internet security. Customers can also avoid extensive costs associated with implementing an in-house solution, including set-up costs for security and systems design, hardware, software, Internet access services provided by Internet Service Providers, as well as labor and ongoing costs for telecommunications, staffing, maintenance and upgrades.

   The foundation of our solution is our Heuristic Defense Infrastructure, an Internet security approach we developed to continuously manage and monitor Internet traffic to and from customer networks in order to respond in real-time to security threats. The Heuristic Defense Infrastructure consists of a multi-layered defensive architecture and around-the-clock security operations delivered through geographically dispersed customer centers called Network Security Centers that are connected to customer networks via dedicated, high-speed data lines. Our solution aggregates the experience gained from protecting each customer against attacks and leverages such experience for the collective benefit of all customers. The Heuristic Defense Infrastructure offers benefits over other security approaches by eliminating single points of failure, enhancing attack detection, delivering real-time defenses, and adapting continuously to external conditions. Customers can concentrate on their core business because the secure infrastructure for electronic commerce is provided by Pilot.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 2000

   Service revenues. Service revenues consist of monthly fees for installation, recurring services and, to a lesser extent, one-time fees for management and consulting services such as security audits. We had service revenues of $11.1 million in the quarter ended June 30, 2000, an increase of 91% from $5.8 million in the same period last year. The growth in our service revenues over this period resulted primarily from an increase in the number of customers and to a lesser extent from increases in the number of service offerings and in service revenues per customer.

   Technology access revenues. We generate technology access revenues when we sell access to our technologies and methodologies to enable other companies to sell or deliver our Heuristic Defense Infrastructure services. Technology access revenue is recognized upon a signed agreement and delivery of the technology unless there are related services that are considered to be essential to the utility of the technology. In the quarter ended June 30, 2000, we sold technology and methodologies for a total of $425,000. We did not have any technology access revenues in the same period last year.

   Cost of revenues. Our cost of revenues is comprised primarily of our cost for network bandwidth, equipment costs and salaries and benefits for our customer service and operations personnel, including our network engineers, backbone engineers, network management and systems and installation personnel. Network bandwidth consists of costs for access to and use of third-party communications networks. Cost of revenues increased from $6.4 million, or 111% of revenue, in fiscal 2000 to $9.7 million in fiscal 2001, or 84% of revenue. The increase in cost of revenues in absolute dollars was due to increased costs associated with the build-out and operation of our Network Security Centers, including increased costs for network bandwidth, equipment costs and salaries and benefits for our customer service, engineering and operations personnel. The reduction in cost of revenues as a percentage of revenues came from better capacity utilization and, to a lesser extent, higher margins on certain services. We expect the cost of revenues to increase on an absolute basis at least through fiscal 2001 as a result of expected customer expansion in our Network Security Centers. As of June 30, 2000, we employed 114 people in this area, up from 77 as of June 30, 1999.

   Sales and marketing. Our sales and marketing expenses are comprised primarily of salaries, commissions and benefits for our sales and marketing personnel and marketing expenses for items such as tradeshows and product literature. Our sales and marketing expenses increased from $2.9 million in fiscal 2000 to $4.2 million in fiscal 2001. The increase was primarily the result of hiring additional sales and marketing personnel in connection with our expansion of our operations. We expect that sales and marketing expenses will continue to increase in absolute dollars. As of June 30, 2000, we employed 68 people in this area, up from 42 as of June 30, 1999.

   Engineering and development. Our engineering and development expenses are comprised primarily of salaries and benefits for our engineering and development personnel and fees paid to consultants. These individuals work on researching changes in security threats and technology, development of new processes and methodologies, and integration of best-of-breed components into our secure operating environment. Our engineering and development expenses increased from $635,000 in fiscal 2000 to $1.5 million in fiscal 2001. Our security and services development expenses grew from fiscal 2000 to fiscal 2001 primarily due to the addition of engineering personnel required to create and enhance our expanded service offerings. We expect that engineering and development expenses will continue to increase in absolute dollars as we make additional investments in developing our secure electronic commerce services. As of June 30, 2000, we employed 39 people in this area, up from 18 as of June 30, 1999.

   General and administrative. Our general and administrative expenses are comprised primarily of salaries and benefits for our general management and administrative personnel as well as fees paid for professional services. Our general and administrative expenses increased from $760,000 in fiscal 2000 to $1.4 million in fiscal 2001. The increase was primarily the result of increased recruiting, travel as well as costs for consultants and professional services providers. Over the course of fiscal 2001, we expect to see some increase in absolute dollars to the extent we expand our operations. As of June 30, 2000, we employed 16 people in this area, compared to 17 as of June 30, 1999.

   Interest expense, net. We had an increase in net interest expense from $250,000 in fiscal 2000 to $448,000 in fiscal 2001. The increase in net interest expense was due to a reduction in interest income due to lower average cash balances as well as an increase in the amortization of loan fees associated with warrants issued in connection with debt financing.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 2000, we had $9.1 million in outstanding equipment lease facilities that financed equipment purchases bearing interest rates of approximately 15%. Borrowings under the facilities are repayable in monthly installments of principal and interest over periods ranging from 36 to 48 months and are secured by a lien on the financed equipment. As of June 30, 2000, we had fully utilized these lease facilities. We intend to secure additional equipment lease facilities to fund growth in capital equipment purchases.

   Cash used in operating activities was $2.0 million for the quarter ended June 30, 1999, while our operating activities provided $770,000 in cash in the quarter ended June 30, 2000. The primary source of cash in operating activities for fiscal 2001 was the expansion of accounts payable associated with equipment purchased for customer use. In the quarter ended June 30, 2000, the primary use of cash in investing activities was for purchases of capital equipment and leasehold improvements to support increased capacity and services provided to customers. In the quarter ended June 30, 2000, the major source of cash provided by financing activities was from the issuance of preferred stock which provided $14.0 million, net of issuance costs.

   In June 2000, we sold 15,000 shares of convertible preferred stock directly to an investor at a price of $1,000 per share. The gross proceeds were $15.0 million. After transaction fees and costs estimated at $1.0 million, our net proceeds were approximately $14.0 million. At the investor's option, the convertible preferred stock may be converted into shares of common stock at the lower of 125% of the average market price immediately prior to the transaction, specifically $18.266 per share, or 101% of the average market price immediately prior to conversion. The convertible preferred stock pays a dividend of 3% per annum which can be paid in cash or in shares of our common stock at our option. The convertible preferred stock matures in two years. The convertible preferred stock may be redeemed at maturity in either cash or common stock at our option or, under certain circumstances, the convertible preferred stock may be redeemed in cash at the option of the holder prior to maturity. Prior to maturity, the preferred stock cannot be converted into more than 3,014,199 of our outstanding shares of common stock. This maximum number of shares of common stock upon conversion includes shares of common stock that may be issued as dividends. At maturity, the convertible preferred stock may be converted into more than 3,014,199 of our outstanding shares of common stock only upon prior approval of our shareholders. As additional consideration, we issued a warrant to purchase 256,621 shares of common stock at 120% of the average market price immediately prior to the transaction, specifically $17.536 per share. We calculated a fair value of the warrant of $2.55 million which amount was capitalized and is included as a component of additional paid-in capital. The fair value of the warrant was calculated using the Black-Scholes option pricing using the following assumptions: dividend yield-none; contractual life-5 years; risk free interest rate-5.5%; volatility-85%.

   In the quarter ended June 30, 2000, we received funding of an additional $4 million in capital equipment lease facilities from two lessors on terms substantially similar to previously existing equipment leases.

   On December 28, 1999, we entered into an agreement with Primus Telecommunications Group, Inc. that included the purchase by Primus of 919,540 shares of our common stock for $16.3125 per share for a total purchase price of $15.0 million. The $16.3125 per share price was the closing price of our common stock on December 27, 1999. Additionally, we issued to Primus a warrant to purchase 200,000 shares of common stock at $25 per share. The warrant is exercisable for three years following its issuance. On January 5, 2000, we received the full amount of the purchase price in cash, and the shares and warrant were released to Primus.

   On November 10, 1999, we completed an $8.0 million credit facility with a financial institution consisting of a $5.0 million revolving line of credit and a $3.0 million term loan. The line of credit is renewable in successive one-year terms and the term loan matures one year from the effective date. Both loans currently bear interest of 11% per annum. Additionally, the term loan must be pre-paid, without penalty, if the we raise more than $15 million in equity. For each of our two subsequent $15 million equity transactions, the lender waived the pre-payment provision. The credit facility is secured by our general assets. As additional consideration, we issued a warrant to purchase 121,212 shares of common stock at $8.25 per share. We calculated a fair value of the warrants of $1.0 million which amount was capitalized and is being amortized over the expected terms of the loans. At June 30, 2000, $707,000 of the revolving line of credit remained available.

   On October 19, 1998, we announced an open-market common stock repurchase program under which we would repurchase up to 1.5 million shares of our Common Stock. As of June 30, 2000, 450,936 shares had been repurchased, at an aggregate cost of approximately $2.7 million. We do not anticipate making any additional repurchases under this program.

   If we are unable to generate sufficient cash flow from operations, or are unable to obtain additional equity or equipment lease financing, we may be required to sell assets, scale down our operations and expansion plans, refinance all or a portion of our existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on our financial condition and ability to continue operations. Our working capital requirements depend upon several factors, including:

            - plans to incur substantial additional capital expenditures primarily for additions to and expansions of our Network Security Centers;

            - developing, acquiring or licensing new applications and technologies; and

            - the level of resources that we devote to our sales and marketing activities.

   In addition to the $30.0 million in aggregate equity investment in June 2000 and December 1999 and $8.0 million credit facility completed in November 1999, we believe that we will require additional equity financing. However, we may not be successful in generating sufficient levels of cash from operations or in obtaining financing on commercially reasonable terms, or at all.

RISK FACTORS

   You should carefully consider the following and other information contained in this Form 10-Q before making an investment decision. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition, or results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

   You should consider carefully whether an investment in Pilot is an appropriate investment for you. We do not intend to issue any dividends in the foreseeable future, so the only purpose of investment in Pilot's shares is in expectation of a potential increase in the shares' value. Because of the risks mentioned here, and other risks not mentioned specifically here, it is possible that Pilot's shares will decline in value in the future. If you cannot afford to lose the full value of your investment, in either the short or long term, purchasing Pilot shares is not appropriate for you.

   If our existing financing sources or other sources of financing are not available, we may not have sufficient cash to satisfy our working capital requirements.

   If we are unable to generate sufficient cash flow from operations, or are unable to obtain additional equity or equipment lease financing, we may be required to sell assets, scale down our operations and expansion plans, refinance all or a portion of our existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on our financial condition and ability to continue operations. Our working capital requirements depend upon several factors, including:

   - plans to incur substantial additional capital expenditures primarily for additions to and expansions of our Network Security Centers;

   - developing, acquiring or licensing new applications and technologies; and

   - the level of resources that we devote to our sales and marketing activities.

   In addition to the $30.0 million in aggregate equity investment in June 2000 and December 1999 and $8.0 million credit facility completed in November 1999, we believe that we will require additional equity financing. However, we may not be successful in generating sufficient levels of cash from operations or in obtaining financing on commercially reasonable terms, or at all.

We are experiencing operating losses and may not achieve profitability.

   We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since we began operations in 1993 and expect to continue to experience losses for the foreseeable future. As of June 30, 2000, we had an accumulated deficit of approximately $58.8 million. We experienced an increase in net loss in fiscal 1998, 1999 and 2000. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of our prospects difficult.

   Failure of our services to achieve market acceptance would have a material adverse effect on our revenues and results of operations. We cannot assure you that we will ever achieve profitability.

Our stock price and our quarterly operating results are highly volatile, which may impair our ability to raise money and cause our investors to lose money.

   Our results of operations may not meet the expectations of securities analysts or investors, which could cause the market price of our common stock to decline. For example, a relatively large portion of our expenditures are fixed in the short-term, and our success is substantially dependent on the continued growth in our customer base and the retention of our customers for sufficient periods to provide returns on our investment. We derive revenue from our customers primarily through initial setup fees and ongoing monthly service charges. For each new customer, we incur costs in anticipation of the customer's decision to use our services and in advance of the receipt of sufficient revenues to repay these costs and provide a return on our investment. Our customers may decide not to maintain or renew their commitments to use our services.

   In addition, we typically experience a lengthy sales cycle for our services, particularly given the importance to customers of adequately securing Internet connectivity for electronic commerce and the need to educate them regarding the requirements for effective network security. Changes in the rate of growth in our customer base, customer renewal rates and the sales cycle for our services, have caused, and we expect will continue to cause for the foreseeable future, significant fluctuations in our results of operations on a quarterly and an annual basis.

The conversion of our Series A convertible preferred stock may have a dilutive impact on our security holders.

   The number of shares of common stock that may ultimately be issued upon conversion of shares of our Series A preferred stock is presently undeterminable because the conversion price of the Series A preferred stock is based in part on the price of the common stock at the time of the conversion. The conversion price of the Series A preferred stock is initially fixed at $18.266 per share. The conversion of all of the 15,000 shares of Series A preferred stock outstanding would result in the issuance of approximately 821,198 shares of common stock. This represents about 5.5% of our outstanding common stock based on the number of shares outstanding as of June 28, 2000.

   The terms of the Series A preferred stock provide that the number of shares issuable upon conversion of the Series A preferred stock will increase as the price of our common stock drops. For example, if the price of our common stock declines and the conversion price falls to $10.00 per share, assuming all 15,000 shares of Series A preferred stock were converted, we would issue approximately 1,500,000 shares of common stock. This would represent approximately 9.9% of our outstanding common stock based on the number of shares outstanding as of June 28, 2000. Any increased issuance of our common stock resulting from a lowered conversion price could place additional downward pressure on the price of our common stock generally. A downward movement in the price of our common stock could result in the loss of substantially all of your investment.

We rely on third parties to deliver our Heuristic Defense Infrastructure and generate revenues.

   In fiscal 2000, we sold technology and consulting services to enable two telecommunications carriers to embed our Heuristic Defense Infrastructure in several of their security centers. As part of the relationship with these carriers, we will receive a recurring fee based on the total revenue generated through the Heuristic Defense Infrastructure. In exchange, we will provide security monitoring for network traffic using the Heuristic Defense Infrastructure. While the telecommunications carriers have committed capital and operational resources to these projects, as of July 24, 2000, none of these third-party centers are operational. There are no guarantees that these centers will ever be operational or that they will generate material revenues or earnings for us. To the extent one or both of the carriers elect not to proceed with using the Heuristic Defense Infrastructure or if the implementation is materially delayed, there could be a material adverse effect on our ability to expand operations and improve our operating results and financial condition.

We may not be able to prevent unauthorized access to our customers' networks.

   Despite our focus on Internet security, we may not be able to stop unauthorized attempts, whether made unintentionally or by computer "attackers," to gain access to or disrupt the network operations of our customers. Accordingly, our success is substantially dependent on the continued confidence of our current and potential customers that we provide superior network security protection. Any failure by us to stop unauthorized access from the Internet or disruptions to related Internet operations of our customers could materially harm such customers and us.

   Although we generally limit warranties and liabilities relating to security in our customer contracts, our customers may seek to hold us responsible for any losses suffered as a result of unauthorized access to customers' network systems from the Internet. This could result in liability to us, which could have a material adverse effect upon our business. Moreover, computer attackers from the Internet could infiltrate our network and sabotage our network or services by creating bugs or viruses. Any adverse publicity resulting from unauthorized access could deter future customers from using our services and could cause current customers to cease using our services, which could have a material adverse effect upon our business.

We may not be able to effectively manage our growth.

   Any inability on our part to manage effectively our expansion, including any disruption of service to current customers, may have a material adverse effect upon our business. Our current plans are to expand domestically and internationally by adding, or partnering with third parties that add, Network Security Centers in new locations and expanding Network Security Centers in existing locations. This expansion will require us or our partners to expend substantial resources for leases and improvements of facilities, purchases of equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support, and sales and marketing personnel. Furthermore, it may cause the interruption of service to current customers.

   In addition, we have recently hired large numbers of new employees. This growth has placed, and may continue to place, a significant strain on our financial, management, operational and other resources.

The market we serve is highly competitive and we may lose market share to current or future competitors.

   We may not have the resources or expertise to compete successfully in the market we serve. The market we serve is new, rapidly evolving, highly competitive and largely undefined. There are few barriers to entry, and we expect that we will face increasing competition from existing competitors and new market entrants in the future.

   We compete with a broad range of products and services. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than us.

   In addition, we believe that the businesses with which we compete are likely to encounter consolidation in the near future, which could result in increased price and other competition that could have a material adverse effect on our ability to compete in our market.

If our systems fail, our business will suffer.

   Despite existing and planned precautions by us, the occurrence of a natural disaster or other unanticipated problems at one or more of our Network Security Centers could result in interruptions in the services we provide. Our success depends on the excellence of security protection and uninterrupted operation of our network infrastructure. Any damage to or failure of our systems or those of our service providers could result in reductions in, or terminations of, services supplied to our customers. These reductions or terminations in service could materially and adversely impact our customers, which could cause our customers to elect not to use our services.

The expansion of our international operations exposes us to risks.

   A key component of our long-term strategy is to expand into international markets. If the revenue we generate from any international Network Security Center is not adequate to offset the expense of establishing and maintaining any such international operation, our financial condition could be materially adversely affected.

If our growth exceeds our capacity to transmit data, our business will suffer.

   If we fail to achieve or maintain high capacity data transmission, customer demand for our services could decline significantly. We must continue to expand and adapt our network infrastructure as the number of customers and the amount of information they wish to transmit increases, and as customer requirements change. The expansion and adaptation of our telecommunications infrastructure will require substantial financial, operational and management resources. Because the deployment of our services to date has been limited, the ability of our network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown and our network's ability to operate with higher customer levels while maintaining superior performance is unproven, we may not be able to expand or adapt our telecommunications infrastructure to meet additional demand or our customers' changing requirements.

We depend on third party network infrastructure providers to deliver our services.

   Our business relies on Internet exchange points, or IXPs, to transmit our customers' traffic to and from the Internet. If the carriers that operate these IXPs discontinue their support of the peering points or refuse to offer services to us and no alternative providers emerge, or such alternative providers increase the cost of utilizing the IXPs, our ability to transmit network traffic will be significantly constrained. Our success depends upon these Internet infrastructure providers.

   In addition, we rely on a number of private peering interconnections (i.e., arrangements among access providers to carry traffic of each other) to deliver our services. If we are unable to access alternative networks on a cost-effective basis to distribute our customers' content or pass through any additional costs of utilizing these networks to our customers, our business will be materially harmed.

Our ability to deliver our services will suffer if we are unable to obtain components available in limited quantities or from single source.

   If we fail to obtain hardware or software components that we require on a timely basis and at an acceptable cost, our ability to provide our services will suffer. We are dependent on other companies to supply certain key components of our telecommunications infrastructure and system and network management solutions that, in the quantities and quality demanded by us, are available only from sole or limited sources.

   We also intend to develop alternative distribution and lead generation channel partners for our services, such as systems integration firms and bandwidth providers. If we fail to develop these channel partners, our ability to generate increased revenues will be materially and adversely affected.

If we are not able to enhance our services to adapt to rapid technological change, our services may not achieve market acceptance.

   Our success depends, in part, on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for our services is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Future advances in technology may not be beneficial to, or compatible with, our business or we may not be able to incorporate such advances on a cost-effective and timely basis into our business. We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products, services and architectures offered by various vendors as part of our services. These products may not be compatible with our infrastructure or these products may not adequately address changing customer needs. In addition, products, services or technologies developed by others may render our services uncompetitive or obsolete, which would materially harm our business.

If we are not able to attract and retain qualified personnel, our business will not be able to grow.

   Our success depends in significant part upon the continued services of our key technical, sales and senior management personnel, including our President and Chief Executive Officer, Marketta Silvera, and our Chief Technology Officer, Thomas Wadlow. Any officer or employee of ours can terminate his or her relationship with us at any time. The loss of the services of one or more of our key employees or our failure to attract additional qualified personnel could have a material adverse effect on our business.

The law governing the liability of on-line service providers is unsettled and exposes us to risks.

   The law relating to the liability of on-line service companies such as Pilot and Internet access providers for information carried on or disseminated through their networks is currently unsettled. It is possible that claims could be made against us under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through our networks. The imposition of liability upon us for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources, or to discontinue certain service or product offerings.

Our proprietary rights may be inadequately protected and infringement claims could harm our competitive position.

   We rely on a combination of copyright, trademark, patent, service mark and trade secret laws and contractual restrictions to establish and protect the proprietary rights in technology underlying our services. We may fail to obtain patents or trademarks from currently pending or any future applications, and any patents or trademarks that may be issued or granted may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. In addition, the laws of certain foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

   The contractual arrangements and other steps we take to protect our intellectual property may not prove sufficient to prevent infringement of or misappropriation of our technology or may not deter independent third-party development of similar technologies. Any such infringement or misappropriation, should it occur, could have a material adverse effect on our ability to deliver our services.

   To date, we have not been notified that our products infringe the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement or indemnification by us with respect to current or future products. Any such claim, whether meritorious or not, is likely to be time-consuming, result in costly litigation, cause product installation delays, prevent us from using important technologies or methods, subject us to substantial damages, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect upon our business.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

   We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations. Our foreign operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations.


PART II.  OTHER INFORMATION.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


A. Exhibits

Exhibit Number  Description of Exhibit

27.1            Financial Data Schedule.


B. Reports on Form 8-K

On June 30, 2000, we filed a Report on Form 8-K with the Securities and Exchange Commission describing our sale of Series A convertible preferred stock to Marshall Capital Management, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2000         /s/ William C. Leetham
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