Form 10-Q/A
period 2000-06-30
PILOT NETWORK SERVICES INC
filed 2000-11-08
CIK 1063921

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PILOT NETWORK SERVICES, INC.

                        QUARTERLY REPORT ON FORM 10-Q/A

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements..........................................    4

      Condensed Consolidated Balance Sheets as of March 31, 2000 and
      June 30, 2000 (restated)..........................................    4

      Condensed Consolidated Statements of Operations for the three
      months ended June 30, 1999 and 2000 (restated)....................    5

      Condensed Consolidated Statements of Cash Flows for the three
      months ended June 30, 1999 and 2000 (restated)....................    6

      Notes to Condensed Consolidated Financial Statements..............    7

  Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations (revised).............................    9

  Item 3. Quantitative and Qualitative Disclosures About Market Risk....   17

PART II. OTHER INFORMATION..............................................   17

  Item 4. Exhibits and Reports on Form 8-K..............................   17

SIGNATURES..............................................................   18

                             EXPLANATORY STATEMENT

   This filing revises the company's financial statements as described below. During the quarter ended June 30, 2000, the Company recognized $425,000 in technology access fee revenue. Subsequently, the Company determined that the $425,000, which related to a transaction with one customer, was not probable of collection because of the customer's financial condition. Upon further review of the transaction, it was determined that the customer's financial condition did not support recognition of revenue at the time of the transaction. Accordingly, previously reported total revenue for the first quarter of fiscal 2001 has been revised from $11,537,000 to $11,112,000. The revision increased the net loss for the first quarter from $5,754,000 to $6,179,000 and increased the net loss per share from $0.38 to $0.41. As a result, the accumulated deficit increased from $58,773,000 to $59,198,000. Other than the restatement, the Company has not revised this quarterly report to reflect any matters occurring after the end of the June 30, 2000 quarter. This amended quarterly report is filed solely to reflect this restatement; for current information about the Company since the close of the quarter ended June 30, 2000, please see the Company's filings with the Securities and Exchange Commission since July 1, 2000.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          PILOT NETWORK SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                            March 31,  June 30,
                                                               2000      2000
                                                            ---------- --------
                                                            (restated)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents...............................   $  7,920  $ 19,617
  Short-term investments..................................        898       891
  Trade receivables, less allowance for doubtful accounts
   of $389 and $500 as of March 31, 2000, and June 30,
   2000, respectively.....................................      7,233     8,342
  Prepaid and other current assets........................        843     2,107
                                                             --------  --------
    Total current assets..................................     16,894    30,957
Property and equipment, net...............................     24,624    28,388
Other assets..............................................      1,639     1,050
                                                             --------  --------
                                                             $ 43,157  $ 60,395
                                                             ========  ========
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
                          EQUITY
----------------------------------------------------------
Current liabilities:
  Accounts payable........................................   $  5,352  $ 10,420
  Accrued expenses........................................      2,067     2,521
  Line of credit..........................................      4,652     4,293
  Term loan...............................................      3,000     3,000
  Current portion of capital lease obligation.............      2,275     2,380
  Deferred revenue........................................      1,200     1,826
                                                             --------  --------
    Total current liabilities.............................     18,546    24,440
Capital lease obligations, net of current portion.........      3,561     6,700
                                                             --------  --------
    Total liabilities.....................................     22,107    31,140
                                                             --------  --------
Convertible preferred stock, net of related warrant and
 issuance costs, $0.01 par value; 15,000 shares
 authorized; 15,000 shares issued and outstanding as of
 June 30, 2000............................................        --     11,450
                                                             --------  --------
Stockholders' equity:
  Common stock, $0.001 par value; 40,000,000 shares
   authorized; 15,487,063 and 15,531,863 shares issued and
   outstanding as of March 31, 2000, and June 30, 2000,
   respectively...........................................         15        15
  Additional paid-in capital..............................     77,035    79,952
  Accumulated other comprehensive income..................         39        16
  Deferred stock compensation.............................       (326)     (286)
  Accumulated deficit.....................................    (53,019)  (59,198)
  Treasury stock, 450,936 shares of common stock at cost
   as of March 31, 2000 and June 30, 2000, respectively...     (2,694)   (2,694)
                                                             --------  --------
    Total stockholders' equity............................     21,050    17,805
                                                             --------  --------
                                                             $ 43,157  $ 60,395
                                                             ========  ========

           See accompanying notes to condensed financial statements.

                          PILOT NETWORK SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                              Three months
                                                             ended June 30,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
                                                               (restated)
Service revenues............................................ $ 5,816  $11,112
Cost of revenues............................................   6,430    9,690
                                                             -------  -------
Gross margin................................................    (614)   1,422
                                                             -------  -------
Operating expenses:
  Sales and marketing.......................................   2,938    4,234
  Engineering and development...............................     635    1,503
  General and administrative................................     760    1,416
                                                             -------  -------
    Total operating expenses................................   4,333    7,153
                                                             -------  -------
Operating loss..............................................  (4,947)  (5,731)
Interest expense, net.......................................    (250)    (448)
                                                             -------  -------
    Net loss................................................ $(5,197) $(6,179)
                                                             =======  =======
Basic and diluted net loss per common share................. $ (0.38) $ (0.41)
                                                             =======  =======
Weighted average common shares used in computing basic and
 diluted net loss per share.................................  13,557   15,064
                                                             =======  =======


           See accompanying notes to condensed financial statements.

                          PILOT NETWORK SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                               Three months
                                                              ended June 30,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
                                                                (restated)
Cash flows from operating activities:
  Net loss................................................... $(5,197) $(6,179)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Foreign currency translation loss........................      (8)     --
    Depreciation and amortization............................   1,599    2,545
    Amortization of deferred compensation....................     193       40
    Amortization of loan fees................................     150      250
    Provision for doubtful accounts..........................      97      111
    Changes in operating assets and liabilities:
    Trade receivables........................................     612   (1,220)
    Prepaid and other assets.................................     139     (925)
    Accounts payable.........................................   1,268    5,068
    Accrued expenses.........................................    (336)     454
    Deferred revenue.........................................    (567)     626
                                                              -------  -------
      Net cash provided by (used in) operating activities....  (2,050)     770
                                                              -------  -------
Cash flows used in investing activities:
  Purchases of property and equipment........................  (4,840)  (2,309)
  Purchases of short-term investments........................     --       (16)
  Proceeds from short-term investments.......................   2,827      --
                                                              -------  -------
      Net cash used in investing activities..................  (2,013)  (2,325)
                                                              -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock.....................     387      367
  Proceeds from issuance of convertible preferred stock and
   related warrant, net of issuance costs....................     --    14,000
Payments on working capital line of credit...................  (1,083)    (359)
Principal payments of obligations under capital leases.......    (526)    (756)
                                                              -------  -------
      Net cash provided by (used in) financing activities....  (1,222)  13,252
                                                              -------  -------
Net increase (decrease) in cash and cash equivalents.........  (5,285)  11,697
Cash and cash equivalents, beginning of period...............  10,660    7,920
                                                              -------  -------
Cash and cash equivalents, end of period..................... $ 5,375  $19,617
                                                              =======  =======
Supplemental disclosure of cash flow information:
Cash paid during the period for interest..................... $   385  $   407
                                                              =======  =======
Noncash financing activities:
  Assets acquired under capital lease obligations............ $   493  $ 4,000
                                                              =======  =======

           See accompanying notes to condensed financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and restatement of June 30, 2000 financial statements

   The consolidated financial statements included herein for Pilot Network Services, Inc. and subsidiary (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations for Form 10-Q/A of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation.

   During the quarter ended June 30, 2000, the Company recognized $425,000 in technology access fee revenue. Subsequently, the Company determined that the $425,000, which related to a transaction with one customer, was not probable of collection because of the customer's financial condition. Upon further review of the transaction, it was determined that the customer's financial condition did not support recognition of revenue at the time of the transaction. Accordingly, previously reported total revenue for the first quarter of fiscal 2001 has been revised from $11,537,000 to $11,112,000. The revision increased the net loss for the first quarter from $5,754,000 to $6,179,000 and increased the net loss per share from $0.38 to $0.41. As a result, the accumulated deficit increased from $58,773,000 to $59,198,000. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, and its Report on Form 8-K filed June 28, 2000.

2. Basic and diluted net loss per share

   Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the period. The following options and warrants to acquire shares of common stock were excluded from the computation of diluted earnings per share because their effects would be anti-dilutive:

                                    June 30, 1999            June 30, 2000
                               ------------------------ ------------------------
                                            Exercise                 Exercise
                                Shares       Prices      Shares       Prices
                               --------- -------------- --------- --------------
Options....................... 2,457,645 $0.090-$20.063 2,701,579 $0.090-$49.875
Warrants......................   255,374 $0.365-$ 2.000   675,453 $0.365-$25.000
                                         --------------           --------------
                                              2,713,019                3,377,032
                                         ==============           ==============

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarized the SEC's view in applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the company is unable to assess the impact, if any, it may have on its financial position or results of operations.

4. Comprehensive loss

   Total comprehensive loss for the quarter ended June 30,1999 and 2000, was $5,242,000 and $6,202,000 (restated), respectively.

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

   Technology access revenues. We generate technology access revenues when we sell access to our technologies and methodologies to enable other companies to sell or deliver our Heuristic Defense Infrastructure services. Technology access revenue is recognized upon a signed agreement and delivery of the technology unless there are related services that are considered to be essential to the utility of the technology. We did not have any technology access revenues in the same period last year. We have not had any technology access revenues in Fiscal 2001.

                            PILOT NETWORK SERVICES

   Cost of revenues. Our cost of revenues is comprised primarily of our cost for network bandwidth, equipment costs and salaries and benefits for our customer service and operations personnel, including our network engineers, backbone engineers, network management and systems and installation personnel. Network bandwidth consists of costs for access to and use of third-party communications networks. Cost of revenues increased from $6.4 million, or 111% of revenue, in fiscal 2000 to $9.7 million in fiscal 2001, or 87% of revenue. The increase in cost of revenues in absolute dollars was due to increased costs associated with the build-out and operation of our Network Security Centers, including increased costs for network bandwidth, equipment costs and salaries and benefits for our customer service, engineering and operations personnel. The reduction in cost of revenues as a percentage of revenues came from better capacity utilization and, to a lesser extent, higher margins on certain services. We expect the cost of revenues to increase on an absolute basis at least through fiscal 2001 as a result of expected customer expansion in our Network Security Centers. As of June 30, 2000, we employed 114 people in this area, up from 77 as of June 30, 1999.

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

Liquidity and Capital Resources

   As of June 30, 2000, we had $9.1 million in outstanding equipment lease facilities that financed equipment purchases bearing interest rates of approximately 15%. Borrowings under the facilities are repayable in monthly installments of principal and interest over periods ranging from 36 to 48 months and are secured by a lien on the

                            PILOT NETWORK SERVICES
financed equipment. As of June 30, 2000, we had fully utilized these lease facilities. We intend to secure additional equipment lease facilities to fund growth in capital equipment purchases.

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

                            PILOT NETWORK SERVICES

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

   If we are unable to generate sufficient cash flow from operations, or are unable to obtain additional equity or equipment lease financing, we may be required to sell assets, scale down our operations and expansion plans, refinance all or a portion of our existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on our financial condition and ability to continue operations. Our working capital requirements depend upon several factors, including:

  . plans to incur substantial additional capital expenditures primarily for additions to and expansions of our Network Security Centers;

  .  developing, acquiring or licensing new applications and technologies;
     and

  . the level of resources that we devote to our sales and marketing activities.

   In addition to the $30.0 million in aggregate equity investment in June 2000 and December 1999 and $8.0 million credit facility completed in November 1999, we believe that we will require additional equity financing. However, we may not be successful in generating sufficient levels of cash from operations or in obtaining financing on commercially reasonable terms, or at all.

Risk Factors

   You should carefully consider the following and other information contained in this Form 10-Q/A before making an investment decision. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition, or results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

   If we are unable to generate sufficient cash flow from operations, or are unable to obtain additional equity or equipment lease financing, we may be required to sell assets, scale down our operations and expansion plans, refinance all or a portion of our existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on our financial condition and ability to continue operations. Our working capital requirements depend upon several factors, including:

  . plans to incur substantial additional capital expenditures primarily for additions to and expansions of our Network Security Centers;

  .  developing, acquiring or licensing new applications and technologies;
     and

  . the level of resources that we devote to our sales and marketing activities.

                            PILOT NETWORK SERVICES

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

   We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since we began operations in 1993 and expect to continue to experience losses for the foreseeable future. As of June 30, 2000, we had an accumulated deficit of approximately $59.2 million. We experienced an increase in net loss in fiscal 1998, 1999 and 2000. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of our prospects difficult.

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

   The terms of the Series A preferred stock provide that the number of shares issuable upon conversion of the Series A preferred stock will increase as the price of our common stock drops. For example, if the price of our common stock declines and the conversion price falls to $10.00 per share, assuming all 15,000 shares of Series A preferred stock were converted, we would issue approximately 1,500,000 shares of common stock. This would represent approximately 9.9% of our outstanding common stock based on the number of shares outstanding as of June 28, 2000. Any increased issuance of our common stock resulting from a lowered conversion price could

                            PILOT NETWORK SERVICES
place additional downward pressure on the price of our common stock generally. A downward movement in the price of our common stock could result in the loss of substantially all of your investment.

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

                            PILOT NETWORK SERVICES

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

   Our business relies on Internet exchange points, or IXPs, to transmit our customers' traffic to and from the Internet. If the carriers that operate these IXPs discontinue their support of the peering points or refuse to offer

                            PILOT NETWORK SERVICES
services to us and no alternative providers emerge, or such alternative providers increase the cost of utilizing the IXPs, our ability to transmit network traffic will be significantly constrained. Our success depends upon these Internet infrastructure providers.

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

   The law relating to the liability of on-line service companies such as Pilot and Internet access providers for information carried on or disseminated through their networks is currently unsettled. It is possible that claims could be made against us under both United States and foreign law for defamation, negligence, copyright or

                            PILOT NETWORK SERVICES
trademark infringement, or other theories based on the nature and content of the materials disseminated through our networks. The imposition of liability upon us for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources, or to discontinue certain service or product offerings.

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

PART II. OTHER INFORMATION.

ITEM 4. Exhibits and Reports on Form 8-K

   A. Exhibits

       Exhibit
       Number   Description of Exhibit
       -------  ----------------------
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

                                                   /s/ Donald Marsee
                                          By: _________________________________
                                                       Donald Marsee
                                                 Interim Financial Officer

November 8, 2000