Form 10-Q
period 2000-09-30
PILOT NETWORK SERVICES INC
filed 2000-11-14
CIK 1063921

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended September 30, 2000.
                                         ------------------

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

                            Yes   X       No _____
                                -----

At September 30, 2000, there were 15,106,719 shares of the Registrant's Common Stock outstanding.

                         PILOT NETWORK SERVICES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Unaudited Condensed Consolidated Balance Sheets as of
            March 31, 2000 and September 30, 2000.................................        3

            Unaudited Condensed Consolidated Statements of Operations for the
            three and six months ended September 30, 1999 and 2000................        4

            Unaudited Condensed Consolidated Statements of Cash Flows for the
            six months ended September 30, 1999 and 2000..........................        5

            Notes to Unaudited Condensed Consolidated Financial Statements........        6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................        8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk............       19

PART II.    OTHER INFORMATION.....................................................       19

Item 6.     Exhibits and Reports on Form 8-K......................................       19


SIGNATURES........................................................................       19


INDEX TO EXHIBITS.................................................................       20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PILOT NETWORK SERVICES, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                         March 31,         September 30,
                                                                                           2000                2000
                                                                                       -------------     ----------------
                                   ASSETS
Current assets:
 Cash and cash equivalents......................................................         $  7,920            $  5,743
 Short-term investments.........................................................              898               2,079
 Trade receivables, less allowance for doubtful accounts of $389 and $600 as
  of March 31, 2000, and September 30, 2000, respectively.......................            7,233               9,036
 Prepaid and other current assets...............................................              843               2,242
                                                                                         --------            --------
  Total current assets..........................................................           16,894              19,100
Property and equipment, net.....................................................           24,624              29,366
Other assets....................................................................            1,639                 844
                                                                                         --------            --------
                                                                                         $ 43,157            $ 49,310
                                                                                         ========            ========
             LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                           AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...............................................................         $  5,352            $  5,494
 Accrued expenses...............................................................            2,067               5,143
 Line of credit.................................................................            4,652               5,019
 Term loan......................................................................            3,000               3,000
 Current portion of capital lease obligations...................................            2,275               2,380
 Deferred revenue...............................................................            1,200               1,874
                                                                                         --------            --------
   Total current liabilities....................................................           18,546              22,910
Capital lease obligations, net of current portion...............................            3,561               5,900
                                                                                         --------            --------
   Total liabilities............................................................           22,107              28,810
                                                                                         --------            --------
Redeemable convertible preferred stock, net of related warrant and issuance costs, $0.01 par value; 15,000 shares authorized;  15,000 shares issued and outstanding as of September 30, 2000; aggregate liquidation preference of
 $15,000,000 as of September 30, 2000...........................................                -              11,450
                                                                                         --------            --------

Stockholders' equity:
 Common stock, $0.001 par value; 40,000,000 shares authorized; 15,487,063 and 15,557,655 shares issued and outstanding as of March 31, 2000, and
  September 30, 2000, respectively..............................................               15                  15
 Additional paid-in capital.....................................................           77,035              79,900
 Accumulated other comprehensive income (loss)..................................               39                 (30)
 Deferred stock compensation....................................................             (326)               (246)
 Accumulated deficit............................................................          (53,019)            (67,895)
 Treasury stock, 450,936 shares of common stock at cost
        as of March 31, 2000 and September 30, 2000, respectively...............           (2,694)             (2,694)
                                                                                         --------            --------
   Total stockholders' equity...................................................           21,050               9,050
                                                                                         --------            --------
                                                                                         $ 43,157            $ 49,310
                                                                                         ========            ========

See accompanying notes to unaudited condensed consolidated financial statements.

                         PILOT NETWORK SERVICES, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                              Three months ended                 Six months ended
                                                                 September 30,                     September 30,
                                                            -----------------------         ------------------------
                                                              1999            2000            1999            2000
                                                            -------         -------         --------        --------
Service revenues.......................................     $ 7,130         $10,077         $ 12,946        $ 21,189

Cost of revenues.......................................       7,379          10,813           13,809          20,503
                                                            -------         -------         --------        --------

Gross margin...........................................        (249)           (736)            (863)            686
                                                            -------         -------         --------        --------
Operating expenses:
 Sales and marketing...................................       3,218           4,647            6,156           8,881
 Engineering and development...........................         767           1,828            1,402           3,331
 General and administrative............................         970             957            1,730           2,373
                                                            -------         -------         --------        --------
 Total operating expenses..............................       4,955           7,432            9,288          14,585
                                                            -------         -------         --------        --------

Operating loss.........................................      (5,204)         (8,168)         (10,151)        (13,899)

Interest income........................................         245             332              530             541

Interest expense.......................................        (282)           (861)            (817)         (1,518)
                                                            -------         -------         --------        --------

Net loss...............................................      (5,241)         (8,697)         (10,438)        (14,876)

Dividends on redeemable convertible preferred
 stock.................................................           -             157                -             157
Net loss applicable to common stockholders.............     $(5,241)        $(8,854)        $(10,438)       $(15,033)
                                                            =======         =======         ========        ========

Basic and diluted net loss per common share............     $ (0.38)        $ (0.59)        $  (0.77)       $  (1.00)
                                                            =======         =======         ========        ========

Weighted average common shares used in
 computing basic and diluted net loss per share........      13,689          15,093           13,625          15,064
                                                            =======         =======         ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                         PILOT NETWORK SERVICES, INC.

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                           Six months ended
                                                                             September 30,
                                                                        ------------------------
                                                                          1999            2000
                                                                        --------        --------
Cash flows from operating activities:
 Net loss..........................................................     $(10,438)       $(14,876)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization....................................        3,371           5,428
  Amortization of deferred compensation............................          336              80
  Amortization of loan fees........................................          150             506
  Provision for doubtful accounts..................................            -             578
  Changes in operating assets and liabilities:
   Trade receivables...............................................         (824)         (2,381)
   Prepaid and other assets........................................           83          (1,110)
   Accounts payable................................................           93             142
   Accrued expenses................................................          666           2,919
   Deferred revenue................................................         (670)            674
                                                                        --------        --------
    Net cash used in operating activities..........................       (7,233)         (8,040)
                                                                        --------        --------
Cash flows used in investing activities:
 Purchases of property and equipment...............................       (6,863)         (6,170)
 Purchases of short-term investments...............................            -          (1,163)
 Proceeds from short-term investments..............................       10,335               -
                                                                        --------        --------
    Net cash provided by (used in) investing activities............        3,472          (7,333)
                                                                        --------        --------
Cash flows from financing activities:
 Proceeds from issuance of common stock............................          504             472
 Proceeds from issuance of redeemable convertible preferred stock
 and related warrant, net of issuance costs........................            -          14,000

 Payments of term loan.............................................       (3,000)              -
 Proceeds from working capital line of credit......................            -           1,093
 Payments of working capital line of credit........................         (128)           (726)
 Principal payments of obligations under capital leases............       (1,108)         (1,556)
                                                                        --------        --------
    Net cash provided by (used in) financing activities............       (3,732)         13,283
                                                                        --------        --------
Effect of exchange rate changes on cash and cash equivalents.......            -             (87)
                                                                        --------        --------
Net increase (decrease) in cash and cash equivalents...............       (7,493)         (2,177)

Cash and cash equivalents, beginning of period.....................       10,660           7,920
                                                                        --------        --------
Cash and cash equivalents, end of period...........................     $  3,167        $  5,743
                                                                        ========        ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest..........................     $    667        $  1,419
                                                                        ========        ========
 Noncash financing activities:
  Assets acquired under capital lease obligations..................     $  1,174        $  4,000
                                                                        ========        ========
  Accrued dividends on redeemable convertible preferred stock......     $      -        $    157
                                                                        ========        ========


See accompanying notes to unaudited condensed consolidated financial statements.

PILOT NETWORK SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

     The unaudited condensed consolidated financial statements included herein for Pilot Network Services, Inc. (the "Company" or "Pilot") have been prepared by the Company pursuant to the rules and regulations for Form 10-Q of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the operating results expected for the entire year. The condensed financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

2.   Basic and diluted net loss per share

     Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the period. Inclusion of potential common shares would be anti-dilutive and have been excluded from diluted per share calculations. The following options and warrants to acquire shares of common stock were excluded from the computation of diluted loss per share because their effects would be anti-dilutive:

                        September 30, 1999              September 30, 2000
                   ------------------------------  ----------------------------
                    Shares        Exercise Prices   Shares      Exercise Prices
                   ---------      ---------------  ---------    ---------------
     Options       2,251,671       $0.09-$20.063   2,779,357     $0.09-$49.875
     Warrants        217,874       $ 0.365-$2.00     675,453     $0.365-$25.00
                   ---------                       ---------
                   2,469,545                       3,454,810
                   =========                       =========

Common shares that would result from the conversion of the Company's redeemable convertible preferred stock are also excluded from the computation of diluted net loss per share for the three months September 30, 2000.

3.   Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for accounting for derivative instruments and hedging activities. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in the first quarter of fiscal year 2002. The Company does not anticipate that SFAS No. 133 will have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. The Company is evaluating the impact, if any, the adoption of SAB 101 may have on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of

APB Opinion No. 25 for certain issues. The Company adopted FASB Interpretation No. 44 effective July 1, 2000. The adoption did not have a material effect on the Company's financial statements.

4.   Comprehensive loss

     Total comprehensive loss for the quarters ended September 30, 1999 and 2000, was $5,283,000 and $8,703,000 respectively. Total comprehensive loss for the six months ended September 30, 1999 and 2000, was $10,525,000 and $14,905,000 respectively.

5.   Redeemable convertible preferred stock

     In June 2000, the Company sold 15,000 shares of redeemable convertible preferred stock directly to an investor at a price of $1,000 per share. The gross proceeds were $15.0 million. After transaction fees and costs estimated at $1.0 million, the net proceeds to the Company were approximately $14.0 million. As additional consideration, the Company issued a warrant to purchase 256,621 shares of common stock at 120% of the average market price immediately prior to the transaction, specifically $17.536 per share. The Company calculated a fair value of the warrant of $2.55 million which amount is included as a component of additional paid-in capital. The fair value of the warrant was calculated using the Black-Scholes option pricing using the following assumptions: dividend yield-none; contractual life-5 years; risk free interest rate-5.5%; volatility-85%. The rights, preferences and privilege's of the holders of the redeemable convertible preferred stock are as follows:
     - At the investor's option, the redeemable convertible preferred stock may be converted into shares of common stock at the lower of $18.266 per share, or 101% of the average market price immediately prior to conversion.
     - The redeemable convertible preferred stock pays a dividend of 3% per annum which can be paid in cash or common stock of the Company, at the Company's option. The dividends are cumulative and payable on the first day of each calendar quarter beginning on October 1, 2000. Dividends totalling $157,000 have been accrued as of September 30, 2000.
     - The redeemable convertible preferred stock matures in 2002. The redeemable convertible preferred stock may be redeemed at maturity in either cash or common stock at the option of the Company, or under certain circumstances prior to maturity. The mandatory redemption price of each share of the redeemable convertible preferred stock is equal to the greater of (i) $1,000 plus all unpaid dividends and default premium thereon; and (ii) an amount determined by dividing the aggregate value of the share by the conversion price in effect on the redemption date and multiplying the resulting quotient by the average closing trade price of the Company's common stock on the five trading days immediately preceding the redemption date. Prior to maturity, the redeemable convertible preferred stock cannot be converted into more than 3,014,199 of the Company's outstanding shares of common stock. This maximum number of shares of common stock upon conversion includes shares of common stock that may be issued as dividends. At maturity, the Company may cause the preferred shares to be converted even if the then market price of the Company's common stock is low enough to require issuance of more than 3,014,199 of the Company's outstanding shares of common stock, but only if shareholder approval to exceed that number is obtained.
     - The holder of the redeemable convertible preferred stock has a liquidation preference of $1,000 plus all unpaid dividends accrued thereon.
     - The holders of the redeemable convertible preferred stock have the right to redeem the redeemable convertible preferred stock only upon the occurrence of specified events, such as changes in control and the Company's failure to maintain listing of its common stock on NASDAQ or certain exchanges. The Company believes that the redeemable convertible preferred stock should be accreted to the redemption amount only if it becomes probable that an event triggering a redemption right will occur. The Company presently does not believe events that would trigger redemption are probable.

6.   Subsequent Events

     In October 2000, the Company granted to the holder of the Company's redeemable convertible preferred stock an exchange right with respect to approximately 2,371 shares of the redeemable convertible preferred stock pursuant to which the holder may exchange one share of redeemable convertible preferred stock for approximately 638 shares of the Company's common stock, up to an aggregate of 1,512,579 common shares; shares issued under the exchange right count against the overall limit of 3,014,199 shares of common stock issuable upon conversion of the redeemable convertible preferred stock. This exchange ratio is equivalent to a conversion price of $1.567 per share of common stock. Pursuant to the original conversion terms, had the holder elected to convert shares of the redeemable convertible preferred stock into shares of the Company's common stock, the holder could have converted 2,371 shares of redeemable convertible preferred stock into common stock at that price on the day the exchange right was granted. The Company granted the exchange right to the holder in consideration for the holder's agreement to extend the deadline under the redeemable convertible preferred stock financing agreements related to the timing of the Company's 2000 annual meeting of stockholders.

     The value of the exchange right is approximately $1.6 million, which is equal to the difference between the $1.5675 per share conversion price and the $2.625 per share fair value of the common stock (based on the closing price of the Company's common stock on October 31, 2000) multiplied by the 1,512,719 shares of common stock subject to the conversion feature. The impact of the conversion feature will be to increase the Company's net loss available to common stockholders for the quarter ending December 31, 2000 by approximately $1.6 million.

     On October 31, 2000, the Company's $8.0 million credit facility with a financial institution was extended to January 31, 2001.

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

COMPANY OVERVIEW

     Pilot provides a wide range of secure Internet access and application hosting services that incorporate high-bandwidth connectivity and enable secure electronic business over the Internet. Our services are offered for a fixed monthly fee on an annual subscription basis. Pilot's services include secure hosting and Internet connectivity services that enable secure connectivity between a corporate network and the Internet, and secure virtual private networking and Extranet services, that enable remote users and wide-area networks to securely communicate enterprise-wide and over the Internet.

     Pilot's secure Internet services allow customers to avoid the risks associated with traditional approaches to Internet security. Customers can also avoid extensive costs associated with implementing an in-house solution, including set-up costs for security and systems design, hardware, software, Internet access services provided by Internet Service Providers, as well as labor and ongoing costs for telecommunications, staffing, maintenance and upgrades.

     The foundation of our solution is the Pilot Heuristic Defense Infrastructure, an Internet security approach that Pilot has developed to continuously manage and monitor Internet traffic to and from customer networks in order to respond in real-time to security threats. The Heuristic Defense Infrastructure consists of a multi-layered defensive architecture and around-the-clock security operations delivered through geographically dispersed service centers called Network Security Centers that are connected to customer networks via dedicated, high-speed data lines. Our solution aggregates years of experience gained from protecting each customer against attacks and leverages such experience for the collective benefit of all customers. The Heuristic Defense Infrastructure offers benefits over other security approaches by eliminating single points of failure, enhancing attack detection, delivering real-time defenses, and adapting continuously to external conditions. Customers can concentrate on their core business because the secure infrastructure for electronic commerce is provided by Pilot.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     Revision to previously reported earnings. Net loss for the quarter and six-month period ended September 30, 2000 were $8,697,000 and $14,876,000 before dividends on redeemable convertible preferred stock of $157,000. Net loss per share was $0.59 and $1.00 for the respective periods. This compares to a net loss of $8,657,000, or $0.57 per share, and $14,836,000 or $.98 per share for the quarter and six-month ended September 30, 2000, respectively, as previously reported in our October 31, 2000 earnings release. The revision was due to adjustments to correct stock compensation expense and a preferred stock dividend.

     Service revenues. Service revenues consist of monthly fees for installation, recurring services and, to a lesser extent, fees for management and consulting services such as security audits. Service revenues were $7.1 million and $10.1 million for the quarters ended September 30, 1999 and 2000, respectively, which represents an increase of 41%. We had service revenues of $21.2 million in the six months ended September 30, 2000, an increase of 64% from $12.9 million in the same period last year. The growth in our service revenues over this period resulted from an increase in the number of customers, and to a lesser extent from an increase in the number of customers, and to a lesser extent from an increase in the number of service offerings and in service revenues per customer.


     Technology access revenues. We generate technology access revenues when we sell access to our technologies and methodologies to enable other companies to sell and deliver Pilot Protected access, hosting, and Extranet services. Technology access revenue is recognized upon a signed agreement and delivery of the technology unless there are related services that are considered to be essential to the utility of the technology. In the quarter and six months ended September 30, 2000, we did not sell any technology and methodologies. We also did not have any technology access revenues in the same periods last year.

     Cost of revenues. Pilot's cost of revenues is comprised primarily of our cost for network bandwidth, equipment costs and salaries and benefits for our customer service and operations personnel, including our network engineers, backbone engineers, network management and systems and installation personnel. Network bandwidth consists of costs for access to and use of third-party communications networks. Cost of revenues increased from $13.8 million, or 107% of revenue, in the six-month period ended September 30, 1999 to $20.5 million, or 97% of revenue, in fiscal 2000. Cost of service revenues increased from $7.4 million, or 103% of revenue, in the quarter ended September 30, 1999 to $10.8 million in the quarter ended September 30, 2000, or 107% or revenue. The increase in cost of revenues in absolute dollars was due to increased costs associated with the build-out and operation of our network security centers, including increased costs for network bandwidth, equipment costs and salaries and benefits for our customer service, engineering and operations personnel. We expect the cost of revenues to increase on an absolute basis at least through fiscal 2001 as a result of expected customer expansion in our network security centers. As of September 30, 2000, we employed 129 people in this area, up from 80 as of September 30, 1999.

     Sales and marketing. Pilot's sales and marketing expenses are comprised primarily of salaries, commissions and benefits for our sales and marketing personnel and marketing expenses for items such as tradeshows and product literature. Our sales and marketing expenses increased from $6.2 million in the six-month period ended September 30, 1999 to $8.9 million in the six-month period ended September 30, 2000. Our sales and marketing expenses increased from $3.2 million during the quarter ended September 30, 1999 to $4.6 million for the quarter ended September 30, 2000. The increase was primarily the result of hiring additional sales and marketing personnel in connection with our expansion of our operations. We expect that sales and marketing expenses will continue to increase in absolute dollars. As of September 30, 2000, we employed 72 people in this area, up from 40 as of September 30, 1999.

     Engineering and development. Pilot's engineering and development expenses are comprised primarily of salaries and benefits for our engineering and development personnel and fees paid to consultants. These individuals work on researching changes in security threats and technology, development of new processes and methodologies, and integration of best-of-breed components into our secure operating environment. Our engineering and development expenses increased from $1.4 million in the six-month period ending September 30, 1999 to $3.3 million in the six-month period ended September 30, 2000. During the quarter ended September 30, 1999 and 2000, respectively engineering and development expenses were $767,000 and $1.8 million. Our security and services development expenses grew from fiscal 2000 to fiscal 2001 primarily due to the addition of engineering personnel required to create and enhance our expanded service offerings. We expect that engineering and development expenses will continue to increase in absolute dollars as we make additional investments in developing our secure electronic commerce services. As of September 30, 2000, we employed 38 people in this area, up from 18 as of September 30, 1999.

     General and administrative. Our general and administrative expenses are comprised primarily of salaries and benefits for our general management and administrative personnel as well as fees paid for professional services. During the quarter ended September 30, 2000, general and administrative expenses decreased to $957,000, as compared to $970,000 in the same period in the prior year. Our general and administrative expenses increased from $1.7 million in the six-month period ending September 30, 1999 to $2.4 million in the six-month period ended September 30, 2000. The increase was primarily the result of additional staff hired to manage Pilot's overall increase in headcount, increased recruiting, travel as well as costs for consultants and professional services providers. As of September 30, 2000, we employed 30 people in this area, compared to 17 as of September 30, 1999.

     Interest income. During the quarter ended September 30, 2000 interest income increased to $332,000 as compared to $245,000 in the same period in the prior year. Interest income increased from $530,000 in the six-month period ended September 30, 1999 to $541,000 in the six-month period ended September 30, 2000. The increase in interest income was due to a larger cash and cash equivalent and short-term investment balances as of September 30, 2000 as compared to September 30, 1999.

     Interest expense. During the quarter ended September 30, 2000 interest expense to $861,000 as compared to $282,000 in the same period in the prior year. Interest expense increased from $817,000 in the six-month period ended September 30, 1999 to $1,518,000 in the six-month period ended September 30, 2000. The increase in interest expense was due to full utilization of Pilot's line of credit, the addition of lease agreements, and amortization of loan fees associated with warrants issued in connection with debt financing.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, we had $8.3 million in outstanding equipment lease facilities that financed equipment purchases bearing interest rates of approximately 15%. Borrowings under the facilities are repayable in monthly installments of principal and interest over periods ranging from 36 to 48 months and are secured by a lien on the financed equipment. As of September 30, 2000, we had fully utilized these lease facilities. We intend to secure additional equipment lease facilities to fund growth in capital equipment purchases.

     Cash used in operating activities was $8.1 million for the six-month period ending September 30, 2000. The primary use of cash in operating activities for fiscal 2001 was a result of the Company's net loss offset by depreciation and amortization during the period. In the six-month period ended September 30, 2000, the primary use of cash in investing activities was for purchases of capital equipment and leasehold improvements to support increased capacity and services provided to customers. In the six-month period ended September 30, 2000, the major source of cash provided by financing activities was from the issuance of redeemable convertible preferred stock which provided $14.0 million, net of issuance costs.

     In October 2000, the Company granted to the holder of the Company's redeemable convertible preferred stock an exchange right with respect to approximately 2,371 shares the stock pursuant to which the holder may exchange one share of redeemable convertible preferred stock for approximately 638 shares of the Company's common stock, up to an aggregate of 1,512,579 shares; shares issued under the exchange right count against the overall limit of 3,014,199 shares of common stock issuable upon conversion of the redeemable convertible preferred stock. This exchange ratio is equivalent to a conversion price of $1.567 per share of common stock. The holder could have converted 2,371 shares of preferred stock into common stock at that price on the day the exchange right was granted. The Company granted the exchange right to the holder in consideration for the holder's agreement to extend the deadline under the redeemable convertible preferred stock financing agreements related to the timing of the Company's 2000 annual meeting of stockholders.

     The value of the exchange right is approximately $1.6 million, which is equal to the difference between the $1.5675 per share conversion price and the $2.625 per share fair value of the common stock (based on the closing price of Pilot's common stock on October 31, 2000) multiplied by the 1,512,719 shares of common stock subject to the conversion feature. The impact of the conversion feature will be to increase our net loss available to common stockholders for the quarter ending December 31, 2000 by approximately $1.6 million.

     During the six months ended September 30, 2000, we received funding of an additional $4 million in capital equipment lease facilities from two lessors on terms substantially similar to previously existing equipment leases.

     On November 10, 1999, we completed an $8.0 million credit facility with a financial institution consisting of a $5.0 million revolving line of credit and a $3.0 million term loan. The line of credit is renewable in successive one-year terms and the term loan matures one year from the effective date. Both loans currently bear interest of 11% per annum. Additionally, the term loan must be pre-paid, without penalty, if we raise more than $15 million in equity. For each of our two subsequent $15 million equity transactions, the lender waived the pre-payment provision. The credit facility is secured by our general assets. As additional consideration, we issued a warrant to purchase 121,212 shares of common stock at $8.25 per share. We calculated a fair value of the warrants of $1.0 million which amount has been and is being capitalized and amortized over the expected terms of the loans. At September 30, 2000, we had fully utilized the revolving line of credit.

     Subsequent to the end of the September 30 quarter, the lender agreed to extend the maturity of the $8.0 million credit facility to January 31, 2001. In connection with this extension, we agreed to certain covenants with the lender. One such covenant requires us to have $4.5 million of cash on each of November 17, 30 and December 15, and $3.75 million on December 31.

     If we are unable to generate sufficient cash flow from operations, or are unable to obtain additional financing, we may be required to sell assets, scale down our operations and expansion plans, refinance all or a portion of our existing indebtedness, any or all of which could have an adverse impact on our financial condition and ability to continue operations.

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

     If we are unable to generate sufficient cash flow from operations, or are unable to obtain additional equity or equipment lease financing, we may be required to sell assets, scale down our operations and expansion plans, refinance all or a portion of our existing indebtedness or obtain other sources of financing earlier than planned, any of which could have a material adverse impact on our financial condition and ability to continue operations. Our working capital requirements depend upon several factors, including:

     -- plans to incur substantial additional capital expenditures primarily for additions to and expansions of our network security centers;

     --   developing, acquiring or licensing new applications and technologies;
          and

     -- the level of resources that we devote to our sales and marketing activities.

     In addition to the $30.0 million in aggregate equity investment in June 2000 and December 1999 and the $8.0 million credit facility completed in November 1999, we believe that we will require additional equity financing. Additional equity is needed primarily to fund sales and marketing expenses, as well as engineering expenses required to implement services to new customers. Therefore, the amount of new equity that we are able to raise is a factor in how fast we are able to grow our customer and revenue base. To maintain our current growth rates, we need to raise $15 million to $20 million of new financing over the next twelve months. We will need even more capital if we cannot renew or replace our present $8.0 million credit facility after its expiration at the end of January 2001. We may not be successful in obtaining required financing on commercially reasonable terms, or at all.

     We face several limitations on our ability to raise new capital, including the recent decline in our stock price. Our ability to raise new capital could also be affected by limitations on our ability to sell equity securities, including rights of first refusal and limits on certain offerings contained in the securities purchase agreement between us and Marshall Capital. If we are unable to raise adequate capital, our business could be materially and adversely affected.

Our ability to effectively manage our business may be disrupted by recent disclosures related to weaknesses in our internal controls.

     In October 2000, our Chief Financial Officer and our Vice President of Financial Planning resigned. In addition, our independent auditors have advised the Audit Committee of our board of directors of a material weakness in our internal controls. A recent review of certain transactions also illustrated a weakness with respect to quarterly cut-off controls. There likely has been an absence of effective controls and evidence of supervisory overrides related to cut-off of sales transactions.

     The investigation undertaken by the Audit Committee into these issues, the resignations of our Chief Financial Officer and our Vice President of Financial Planning and the attention directed at addressing these issues have disrupted our business and diverted management's attention from the daily operation of our business. In addition, although we have hired an interim Chief Financial Officer, he has limited experience working with the remaining members of our management team. Continued disruption to our business due to the factors described above may impair our ability to run our business effectively.

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

We are involved in securities litigation which may be disruptive to our business.

     In October 2000, several purported stockholder class action suits were filed against us and certain of our officers and directors. The complaints generally allege that the market value of our common stock was unlawfully inflated as a result of statements we made. If we are not successful, we may be subject to liability for the claims. In addition, the claims are likely to divert management's attention from the daily operation of our business.

Our stock price is volatile, which may impair our ability to raise money and cause our investors to lose money.

     Our stock price is very volatile. For example, our stock price has fluctuated from a low of $1.50 to a high of $50.38 in the past 12 months. In addition, our revenues or operating results may not meet the expectations of investors or securities analysts, contributing to the volatility of our stock price. The volatility of our stock price may impair our ability to raise money and may cause our stockholders to lose all or part of their investment.

The conversion of our Series A redeemable convertible preferred stock may have a dilutive impact on our security holders.

     The number of shares of common stock that may ultimately be issued upon conversion or exchange of shares of our Series A redeemable convertible preferred stock is presently undeterminable because the conversion price of the Series A redeemable convertible preferred stock is based on the price of the common stock at the time of the conversion. The convertible price of the Series A redeemable convertible preferred stock is equal to the lower of $18.266 and 101% of the average of the three lowest closing bid prices of the common stock for the 10 trading days immediately preceding the day of conversion. The conversion price in effect on October 31, 2000 was $1.5675. Based on this conversion price, the conversion of approximately 4,725 shares of Series A redeemable convertible preferred stock outstanding would result in the issuance of 3,014,199 shares of common stock, which is the maximum number of shares of common stock that may be issued upon conversion or exchange of the Series A redeemable convertible preferred stock at the election of the holders of the Series A redeemable convertible preferred stock and which represents 19.99% of the number of shares of common stock outstanding on the issue date of the Series A redeemable convertible preferred stock; Nasdaq regulations applicable to us prohibit us from allowing the issuance of 20% or more of our common stock at a discount to market value without stockholder approval. The conversion of 4,725 shares of Series A redeemable convertible preferred stock would leave 10,275 shares unconverted. 3,014,199 shares represents slightly less than 20.0% of our outstanding common stock based on the number of shares outstanding (prior to conversion of Series A redeemable convertible preferred stock) as of October 1, 2000.

     In October 2000, we granted to the holder of the Company's redeemable convertible preferred stock an exchange right with respect to approximately 2,371 shares of the redeemable convertible preferred stock pursuant to which the holder may exchange one share of Series A redeemable convertible preferred stock for approximately 638 shares of the Company's common stock, up to an aggregate of 1,512,579 common shares; shares issued under the exchange rate count against the overall limit of 3,014,199 shares of common stock issuable upon conversion of the redeemable convertible preferred stock. This exchange ratio is equivalent to a conversion price of $1.567 per share of common stock. Pursuant to the original conversion terms, had the holder elected to convert shares of the redeemable convertible preferred stock into shares of the Company's common stock, the holder could have converted 2,371 shares of redeemable convertible preferred stock into common stock at that price on the day the exchange right was granted. The Company granted the exchange rate to the holder in consideration for the holder's agreement to extend the deadline under the redeemable convertible preferred stock financing agreements related to the timing of the Company's 2000 annual meeting of stockholders.

     The following table illustrates how the number of shares of common stock issuable upon conversion of all 15,000 shares of Series A redeemable convertible preferred stock the Series A redeemable convertible preferred stock would increase if the market price of our common stock were to fall, causing the conversion price of the Series A redeemable convertible preferred stock to decline as well:

Conversion Price..........................................  $    15.00      $    12.00      $     8.00      $     5.00
Number of Shares of Common Stock Issuable upon
Conversion................................................   1,000,000       1,250,000       1,875,000       3,000,000
Percentage of Shares of Common Stock Outstanding
(prior to conversion of Series A redeemable
convertible preferred stock) as of October 31, 2000.......         6.6%            8.3%           12.4%           19.9%

     In addition to the conversion and exchange features of the Series A redeemable convertible preferred stock, with the approval of our stockholders, we may elect to issue more than 3,014,199 shares of common stock in June 2002 upon redemption at maturity of the Series A redeemable convertible preferred stock for common stock rather than for cash. The redemption price is based on the average closing bid price of our common stock for the five trading days preceding the date of redemption. Accordingly, a redemption for common stock at maturity of the Series A redeemable convertible preferred stock could result in considerable dilution to our common stockholders. The following table illustrates this dilution, in each case giving effect to the issuance of 1,512,579 shares of common stock pursuant to the exchange right described above and assuming that the remaining 12,629 shares of Series A redeemable convertible preferred stock remain outstanding on the date of redemption and are redeemed for shares of common stock at the redemption price described above:

Redemption Price..........................................  $    12.00      $     8.00      $     4.00      $     1.57
Number of Shares of Common Stock Issuable upon
Redemption................................................   2,564,996       3,091,204       4,669,829       9,569,378
Percentage of Shares of common Stock Outstanding
(prior to conversion of Series A redeemable
convertible preferred stock as of October 1, 2000.........        17.0%           20.5%           30.9%           63.3%

     The value of the exchange right we granted to the holder of the Company's redeemable convertible preferred stock will have an adverse impact on our financial results.

     In consideration of a waiver we granted the holder of the Company's redeemable convertible preferred stock in October 2000 the right to exchange 2,371 shares of Series A redeemable convertible preferred stock for 1,512,579 shares of common stock.

     The value of the conversion feature is approximately $1.6 million, which is equal to the difference between the $1.5675 per share conversion price and the $2.625 per share fair value of the common stock (based on the closing price of Pilot's common stock on October 31, 2000), multiplied by the 1,512,719 shares of common stock subject to the conversion feature. The impact of the conversion feature on Pilot's net loss available to common stockholders for the quarter ending December 31, 2000 will also be approximately $1.6 million.

The issuance of shares of common stock upon conversion of the Series A redeemable convertible preferred stock could cause the price of our common stock to decline.

     As described above, the number of shares of common stock issuable upon conversion of the Series A redeemable convertible preferred stock would increase if the market price of our common stock were to fall. Those shares of common stock may be sold into the public market, increasing the number of shares of our common stock which are freely tradable. Accordingly, any increased issuance of our common stock resulting from a lowered conversion price could place additional downward pressure on the price of our common stock generally.

The interests of the holders of Series A redeemable convertible preferred stock may conflict with the interests of holders of common stock.

     The holders of Series A redeemable convertible preferred stock may benefit from a reduction in the market price of our common stock, particularly in the short term, because a reduction in the market price of our common stock reduces the conversion price of the Series A redeemable convertible preferred stock. As a result, the interests of the holders of Series A redeemable convertible preferred stock may, in some instances, conflict with the interests of the holders of common stock.

Pilot expects third parties to deliver Pilot Protected access, hosting and Extranet and generate revenues.

     In fiscal 2000, Pilot sold technology and consulting services to enable two telecommunications carriers to embed Pilot's Heuristic Defense Infrastructure in several of their security centers. As part of the relationship with these carriers, we expect to receive a recurring fee based on the total revenue generated through the Heuristic Defense Infrastructure. In exchange, we will provide security monitoring for network traffic using the Heuristic Defense Infrastructure. The success of these relationships and similar relationships we intend to establish with other telecommunications carriers will impact our ability to successfully grow our business in a more profitable and less capital intensive manner than with Pilot-owned Network Security Centers. While the telecommunications carriers have committed capital and operational resources to these projects, as of October 1, 2000, none of these third-party centers are fully operational or generating any revenue to Pilot. There are no guarantees that these centers will ever be operational or that they will generate material revenues or earnings for us. To the extent one or both of the carriers elect not to proceed with using the Heuristic Defense Infrastructure or if the implementation is materially delayed, there could be a material adverse effect on our ability to expand operations and improve our operating results and financial condition.

We may not be able to prevent unauthorized access to our customers' networks.

     Despite our focus on Internet security, we may not be able to stop unauthorized attempts, whether made unintentionally or by computer "attackers," to gain access to or disrupt the network operations of our customers. Accordingly, our success is substantially dependent on the continued confidence of our current and potential customers that we provide superior network security protection. Any failure by us to stop unauthorized access from the Internet or disruptions to related Internet operations of our customers could materially harm our customers, our network infrastructure or our reputation in the marketplace and therefore our ability to attract and retain customers.

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

     Any inability on our part to manage effectively our expansion may have a material adverse effect upon our business. Our current plans are to expand domestically and internationally by developing relationships with third parties that add, Network Security Centers in new locations and expanding Network Security Centers in existing locations. This expansion will require us or our third party relationships to expend substantial resources for leases and improvements of facilities, purchases of equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support, and sales and marketing personnel. In order to integrate the components needed to deliver the services requires that we use highly skilled security and operations personnel who are in short supply in today's marketplace. Our ability to execute on our growth plans may be adversely impacted if we are unable to hire and train additional security and operations personnel.

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

     We believe our greatest competition is not from direct competitors, but rather from a broad range of companies that provide individual components of bundled services. Competition may include major telecommunications carriers, Internet service providers, hosting service companies and Internet security software companies, many of which have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than us.

     In addition, we believe that the businesses with which we compete, such as telecommunications carriers and Internet service providers, are likely to consolidate in the near future, which could result in increased price and other competition that could have a material adverse effect on our ability to compete in our market.

If our systems fail, our business will suffer.

     Despite existing and planned precautions by us, the occurrence of a natural disaster or other unanticipated problems at one or more of our Network Security Centers could result in interruptions in the services we provide. Our success depends on the excellence of security protection and uninterrupted operation of our network infrastructure. Any damage to or failure of our systems or those of our service providers could result in reductions in, or terminations of, services supplied to our customers. If our services are interrupted, then our customers may temporarily lose access to the Internet. This means our customers may lose business, suffer inefficiencies in their operations and may lose their customers, which could cause our customers to elect not to use our services.

The expansion of our international operations exposes us to risks.

     A key component of our long-term strategy is to expand into international markets. We are currently expanding in Europe and Australia through our relationships with telecommunications carriers. If that strategy is not successful, then we would have to consider building our own Network Security Centers in these regions, which would require more capital and increase our expenses. Operations in Europe and Australia could expose us to a number of risks, including:

     --   staffing and managing foreign operations;

     --   increased financial accounting and reporting complexities;

     --   potentially adverse tax consequences;

     --   the loss of revenues resulting from currency fluctuations;

     --   compliance with a wide variety of complex foreign laws and treaties;
          and

     --   licenses, tariffs and other trade barriers.

     If the revenue we generate from any international Network Security Center is not adequate to offset the expense of establishing and maintaining any such international operation, our financial condition could be materially and adversely affected.

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

     If we fail to obtain hardware or software components that we require on a timely basis and at an acceptable cost, our ability to provide our services will suffer. We are dependent on other companies to supply certain key components, such as routers, servers and operating system software, of our telecommunications infrastructure and system and network management solutions that, in the quantities and quality demanded by us, are available only from sole or limited sources.

If we are not able to enhance our services to adapt to rapid technological change, our services may not achieve market acceptance.

     We focus on delivering secure Internet services to companies engaged in electronic commerce. This is an emerging and rapidly evolving market. Consequently, the market for our services is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Our success depends, in part, on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Future advances in technology may not be beneficial to, or compatible with, our business or we may not be able to incorporate such advances on a cost-effective and timely basis into our business. We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products, services and architectures offered by various vendors as part of our services. These products may not be compatible with our infrastructure or these products may not adequately address changing customer needs. In addition, products, services or technologies developed by others may render our services uncompetitive or obsolete, which would materially harm our business.

If we are not able to attract and retain qualified personnel, our business will not be able to grow.

     Our success depends in significant part upon the continued services of our key technical, sales and senior management personnel, including our President and Chief Executive Officer, Marketta Silvera, and our Chief Technology Officer, Thomas Wadlow. In addition, our Chief Financial Officer and our Vice President of Financial Planning have recently resigned and we have not yet hired permanent replacements for either of them. Any officer or employee of ours can terminate his or her relationship with us at any time. The loss of the services of one or more of our key employees or our failure to attract additional qualified personnel could have a material adverse effect on our business.

The law governing the liability of on-line service providers is unsettled and exposes us to risks.

     The law relating to the liability of on-line service companies such as Pilot and Internet access providers for information carried on or disseminated through their networks is currently unsettled. It is possible that claims could be made against us under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through our networks. The imposition of liability upon us for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources, or to discontinue some service offerings.

Our proprietary rights may be inadequately protected and infringement claims could harm our competitive position.

     We rely on a combination of copyright, trademark, patent, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in the technology underlying our services. Most significantly, we currently have three patent applications related to our Heuristic Defense Infrastructure pending with the U.S. Patent and Trademark Office. If we fail to obtain patents or trademarks from currently pending or any future applications, or if any patents or trademarks that are issued or granted are not sufficient in scope or strength to provide meaningful protection or any commercial advantage to us, then our business may be harmed. In addition, the laws of certain foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

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

     To date, we have not been notified that our services infringe the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement or indemnification by us with respect to current or future services. Any such claim, whether meritorious or not, is likely to be time-consuming, result in costly litigation, cause product installation delays, prevent us from using important technologies or methods, subject us to substantial damages, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect upon our business.

We do not intend to pay dividends.

     We do not intend to pay any dividends in the foreseeable future, so the only purpose of investment in Pilot's shares is in expectation of a potential increase in the shares' value. It is possible that Pilot's shares will decline in value in the future. If you cannot afford to lose the full value of your investment, in either the short or long term, purchasing Pilot shares is not appropriate for you.

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


               a    Exhibits

                    27.1 Financial Data Schedule

               b.   Reports on Form 8-K

                    none


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2000        /s/ Donald J. Marsee
-----------------        --------------------------------------------
                         Donald J. Marsee
                         Chief Financial Officer
                         (Principal Financial and Accounting Officer)