Form 10-Q
period 2000-12-31
PILOT NETWORK SERVICES INC
filed 2001-02-15
CIK 1063921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark  One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For  the  quarterly  period  ended  December  31,  2000.
                                              -------------------

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

At December 31, 2000, there were 15,370,621 shares of the Registrant's Common Stock outstanding.

                           PILOT NETWORK SERVICES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX


                                                                           Page  Number


PART I.                           FINANCIAL INFORMATION

Item 1.                           Financial Statements
            Unaudited Condensed Consolidated Balance Sheets as of
            March 31, 2000 and December 31, 2000                                3

            Unaudited Condensed Consolidated Statements of Operations for the
            three and nine months ended December 31, 1999 and 2000              4

            Unaudited Condensed Consolidated Statements of Cash Flows for the
            nine months ended December 31, 1999 and 2000                        5

            Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2.. .  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk         20

PART II. .  OTHER INFORMATION

Item 1.. .  Legal Proceedings                                                  20

Item 3.. .  Defaults Upon Senior Securities                                    21

Item 4.. .  Submission of Matters to a Vote of Security Holders                21

Item 6.     Exhibits and Reports on Form 8-K                                   21


SIGNATURES                                                                     22

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                       PILOT NETWORK SERVICES, INC.

                             UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share data)


                                                                               March 31,    December 31,
                                                                                 2000           2000
                                                                              -----------  --------------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $    7,920   $       1,819
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . .         898           1,865
  Trade receivables, less allowance for doubtful accounts of $389
    and $909 as of March 31, 2000, and December 31, 2000, respectively . . .       7,233           6,281
  Prepaid and other current assets . . . . . . . . . . . . . . . . . . . . .         843           1,560
                                                                              -----------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .      16,894          11,525
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . .      24,624          28,162
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,639             738
                                                                              -----------  --------------
                                                                              $   43,157   $      40,425
                                                                              ===========  ==============

          LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                   AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    5,352   $       9,582
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,067           3,802
  Line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,652           3,768
  Term loan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,000           3,000
  Current portion of capital lease obligations . . . . . . . . . . . . . . .       2,275           2,380
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,200           1,626
                                                                              -----------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .      18,546          24,158
Capital lease obligations, net of current portion. . . . . . . . . . . . . .       3,561           5,205
                                                                              -----------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,107          29,363
                                                                              -----------  --------------

Redeemable convertible preferred stock, net of related warrant and issuance costs, $0.01 par value; 15,000 shares authorized, 15,000 shares issued and 14,736 shares outstanding as of December 31, 2000; aggregate
  liquidation preference of $14,736,000 as of December 31, 2000. . . . . . .           -          11,248


Stockholders' (deficit) equity:
  Common stock, $0.001 par value; 40,000,000 shares authorized;
    15,487,063 and  15,821,557 shares issued and outstanding as of March
    31, 2000, and December 31, 2000, respectively. . . . . . . . . . . . . .          15              16
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .      77,035          81,734
  Stock dividends payable. . . . . . . . . . . . . . . . . . . . . . . . . .           -              79
  Accumulated other comprehensive income (loss). . . . . . . . . . . . . . .          39             (66)
  Deferred stock compensation. . . . . . . . . . . . . . . . . . . . . . . .        (326)           (206)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (53,019)        (79,049)
  Treasury stock, 450,936 shares of common stock at cost
    as of March 31, 2000 and December 31, 2000, respectively . . . . . . . .      (2,694)         (2,694)
                                                                              -----------  --------------
    Total stockholders' (deficit) equity . . . . . . . . . . . . . . . . . .      21,050            (186)
                                                                              -----------  --------------
                                                                              $   43,157   $      40,425
                                                                              ===========  ==============


See accompanying notes to unaudited condensed consolidated financial statements.

                                PILOT NETWORK SERVICES, INC.

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)


                                                  Three months ended     Nine months ended
                                                      December 31,          December 31,
                                                    1999      2000       1999       2000
                                                  --------  ---------  ---------  ---------

Service revenues . . . . . . . . . . . . . . . .  $ 7,465   $  9,666   $ 20,411   $ 30,855
Technology access revenues        .. . . . . . .    1,000          -      1,000          -
                                                  --------  ---------  ---------  ---------
    Total revenues . . . . . . . . . . . . . . .    8,465      9,666     21,411     30,855

Cost of revenues . . . . . . . . . . . . . . . .    8,188     10,784     21,997     31,287
                                                  --------  ---------  ---------  ---------

Gross margin . . . . . . . . . . . . . . . . . .      277     (1,118)      (586)      (432)
                                                  --------  ---------  ---------  ---------

Operating expenses:
  Sales and marketing. . . . . . . . . . . . . .    3,342      4,354      9,498     13,235
  Engineering and development. . . . . . . . . .    1,134      1,815      2,536      5,146
  General and administrative . . . . . . . . . .      983      1,815      2,713      4,188
                                                  --------  ---------  ---------  ---------

  Total operating expenses . . . . . . . . . . .    5,459      7,984     14,747     22,569
                                                  --------  ---------  ---------  ---------

Operating loss . . . . . . . . . . . . . . . . .   (5,182)    (9,102)   (15,333)   (23,001)

Interest income. . . . . . . . . . . . . . . . .       60        249        594        790
Interest expense . . . . . . . . . . . . . . . .     (472)      (701)    (1,293)    (2,219)
                                                  --------  ---------  ---------  ---------

Net loss . . . . . . . . . . . . . . . . . . . .   (5,594)    (9,554)   (16,032)   (24,430)
                                                  --------  ---------  ---------  ---------

Beneficial conversion feature of redeemable. . .        -      1,600          -      1,600
  convertible preferred stock
Dividends on redeemable convertible preferred
  stock. . . . . . . . . . . . . . . . . . . . .        -         79          -        236
                                                  --------  ---------  ---------  ---------
Net loss applicable to common stockholders . . .  $(5,594)  $(11,233)  $(16,032)  $(26,266)
                                                  ========  =========  =========  =========

Basic and diluted net loss per common share. . .  $ (0.40)  $  (0.74)  $  (1.17)  $  (1.74)
                                                  ========  =========  =========  =========


Weighted average common shares used in
  computing basic and diluted net loss per share
                                                   13,859     15,226     13,705     15,129
                                                  ========  =========  =========  =========


See accompanying notes to unaudited condensed consolidated financial statements.

                              PILOT NETWORK SERVICES, INC.

                      UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                     (in thousands)


                                                                    Nine months ended
                                                                       December 31,
                                                                   --------------------
                                                                     1999       2000
                                                                   ---------  ---------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(16,032)  $(24,430)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .     5,294      8,615
    Amortization of deferred compensation . . . . . . . . . . . .       225        120
    Amortization of loan fees . . . . . . . . . . . . . . . . . .       275        631
    Provision for doubtful accounts . . . . . . . . . . . . . . .         -      1,464
    Changes in operating assets and liabilities:
      Trade receivables . . . . . . . . . . . . . . . . . . . . .    (3,316)      (512)
      Prepaid and other assets. . . . . . . . . . . . . . . . . .      (624)      (447)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . .     2,040      4,230
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . .       181      1,735
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . .      (133)       426
                                                                   ---------  ---------
        Net cash used in operating activities . . . . . . . . . .   (12,090)    (8,168)
                                                                   ---------  ---------
Cash flows used in investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . .   (10,496)    (8,153)
  Purchases of short-term investments . . . . . . . . . . . . . .         -    (13,000)
  Proceeds from short-term investments. . . . . . . . . . . . . .    11,168     12,033
                                                                   ---------  ---------
        Net cash provided by (used in) investing activities . . .       672     (9,120)
                                                                   ---------  ---------
Cash flows from financing activities:
Proceeds from issuance of common stock. . . . . . . . . . . . . .       864        584
Proceeds from issuance of redeemable convertible preferred
    stock and related warrants, net of issuance costs . . . . . .         -     14,000
Payments of dividends . . . . . . . . . . . . . . . . . . . . . .         -       (157)
Proceeds from term loan . . . . . . . . . . . . . . . . . . . . .     3,000          -
Payments of term loan . . . . . . . . . . . . . . . . . . . . . .    (3,000)         -
Proceeds from working capital line of credit. . . . . . . . . . .     3,391     34,077
Payments of working capital line of credit. . . . . . . . . . . .         -    (34,961)
Principal payments of obligations under capital leases. . . . . .    (1,738)    (2,251)
                                                                   ---------  ---------
      Net cash provided by  financing activities. . . . . . . . .     2,517     11,292
                                                                   ---------  ---------
Effect of exchange rate changes on cash and cash equivalents. . .         -       (105)
                                                                   ---------  ---------
Net decrease in cash and cash equivalents . . . . . . . . . . . .    (8,901)    (6,101)

Cash and cash equivalents, beginning of period. . . . . . . . . .    10,660      7,920
                                                                   ---------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  1,759   $  1,819
                                                                   =========  =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest. . . . . . . . . . . .  $  1,014   $  2,069
                                                                   =========  =========
  Non-cash financing activities:
    Assets acquired under capital lease obligations . . . . . . .  $  1,174   $  4,000
                                                                   =========  =========
    Stock dividends on redeemable convertible preferred stock . .  $      -   $     79
                                                                   =========  =========
    Beneficial conversion feature of convertible preferred stock.  $      -   $  1,600
                                                                   =========  =========


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

2.     Basic  and  diluted  net  loss  per  share

     Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Inclusion of potential common shares would be anti-dilutive and have been excluded from per share calculations. The following options and warrants to acquire shares of common stock were excluded from the computation of diluted earnings per share because their effects would be anti-dilutive:

                    December 31, 1999            December 31, 2000
               ---------------------------  ---------------------------
                Shares    Exercise Prices    Shares    Exercise Prices
               ---------  ----------------  ---------  ----------------
     Options   2,336,134  $   0.09-$20.063  2,743,590  $   0.20-$49.875
     Warrants    464,086  $    0.365-$2.00    675,453  $   0.365-$25.00
               ---------                    ---------
               2,800,220                    3,419,043
               =========                    =========

Common shares that would result from the conversion of the Company's convertible preferred stock are also excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2000.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. The Company is evaluating the impact that the adoption of SAB 101 will have on its financial position or results of operations.

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


4.     Comprehensive  loss

     Total comprehensive loss for the quarters ended December 31, 1999 and 2000, was $5.6 million and $9.6 million respectively. Total comprehensive loss for the nine months ended December 31, 1999 and 2000, was $16.1 million and $24.5 million respectively.


5.     Redeemable  convertible  preferred  stock

     In June 2000, the Company sold 15,000 shares of redeemable convertible preferred stock directly to an investor at a price of $1,000 per share. The gross proceeds were $15.0 million. After transaction fees and costs of approximately $1.0 million, the net proceeds to the Company were approximately $14.0 million. As additional consideration, the Company issued a warrant to purchase 256,621 shares of common stock at 120% of the average market price immediately prior to the transaction, specifically $17.536 per share. The Company calculated a fair value of the warrant of $2.55 million which is included as a component of additional paid-in capital. The fair value of the warrant was calculated using the Black-Scholes option pricing model using the following assumptions: dividend yield-none; contractual life-5 years; risk free interest rate-5.5%; volatility-85%. The principal rights, preferences and privileges of the holders of the redeemable convertible preferred stock are as follows:

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

     - The redeemable convertible preferred stock matures in 2002. The redeemable convertible preferred stock may be redeemed at maturity in either cash or common stock at the option of the Company, or under certain circumstances prior to maturity. The mandatory redemption price of each share of the redeemable convertible preferred stock is equal to the greater of (i) $1,000 plus all unpaid dividends and default premium thereon; and (ii) an amount determined by dividing the aggregate value of the share by the conversion price in effect on the redemption date and multiplying the resulting quotient by the average closing trade price of the Company's common stock on the five trading days immediately preceding the redemption date. Prior to maturity, the redeemable convertible preferred stock cannot be converted into more than 3,014,199 of the Company's outstanding shares of common stock. This maximum number of shares of common stock upon conversion includes shares of common stock that may be issued as dividends. At maturity, the Company may cause the preferred shares to be converted even if the then market price of the Company's common stock is low enough to require issuance of more than 3,014,199 of the Company's outstanding shares of common stock

     -    The  redeemable   convertible   preferred   stock  has  a  liquidation
          preference of $1,000 per share plus accrued and unpaid dividends accrued thereon.

     - The redeemable convertible preferred stock may be redeemed upon the occurrence of specified events, such as changes in control and the Company's failure to maintain listing of its common stock on NASDAQ or certain exchanges. The Company believes that the redeemable convertible preferred stock should be accreted to the redemption amount only if it becomes probable that an event triggering a redemption right will occur. The Company presently does not believe events that would trigger redemption are probable.

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

     The value of the exchange right is approximately $1.6 million, which is equal to the difference between the $1.5675 per share conversion price and the $2.625 per share fair value of the common stock (based on the closing price of he Company's common stock on October 31, 2000) multiplied by the 1,512,579 shares of common stock subject to the exchange right. The exchange right was recorded as a beneficial conversion feature of redeemable convertible preferred stock.

     On November 1, 2000, 264 shares of the Company's redeemable convertible preferred stock were converted to 168,421 shares of common stock.

6.   Litigation

     During the quarter ended December 31, 2000, thirteen purported shareholder class action lawsuits were filed against the Company and certain of its officers and directors. The complaints allege generally that certain Company statements were false and misleading when made and that those statements unlawfully inflated the market value of the Company's stock. The lawsuits seek monetary damages and unspecified injunctive relief. The cases have been consolidated into one action. The Company intends to vigorously defend itself against all claims.

7.   Subsequent Event

     On November 10, 1999, the Company completed an $8.0 million credit facility with a financial institution consisting of a $5.0 million line of credit and a $3.0 million term loan. The line of credit is renewable in successive one-year terms and the term loan matures one year from the effective date. Both loans currently bear interest of 11% per annum. The credit facility is secured by the Company's general assets. On October 31, 2000, the financial institution extended the term of the credit facility to January 31, 2001. In connection with this extension, the Company agreed to certain covenants with the financial institution. The cash covenants were modified in an amendment dated January 9, 2001 with the financial institution. In accordance with that amendment and the financial institution's waiver of the loss covenant for the month of December, the Company was in compliance through the quarter and at December 31, 2000. The Company did not repay the credit facility at the January 31, 2000 extended maturity date. On February 14, 2001, the financial institution agreed to extend the credit facility to April 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.


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

COMPANY  OVERVIEW

     We provide a wide range of secure Internet access and application hosting services that incorporate high-bandwidth connectivity and enable secure electronic business over the Internet. Our services are offered for a fixed monthly fee on an annual subscription basis. Our services include secure hosting and Internet connectivity services that enable secure connectivity between a corporate network and the Internet, and secure virtual private networking and Extranet services that enable remote users and wide-area networks to securely communicate enterprise-wide and over the Internet.

     Our secure Internet services allow customers to avoid the risks associated with traditional approaches to Internet security. Customers can also avoid extensive costs associated with implementing an in-house solution, including set-up costs for security and systems design, hardware, software, Internet access services provided by Internet Service Providers, as well as labor and ongoing costs for telecommunications, staffing, maintenance and upgrades.

     The foundation of our solution is the Pilot Heuristic Defense Infrastructure , an Internet security approach that Pilot has developed to continuously manage and monitor Internet traffic to and from customer networks in order to respond in real-time to security threats. The Heuristic Defense Infrastructure consists of a multi-layered defensive architecture and around-the-clock security operations delivered through geographically dispersed service centers called Network Security Centers that are connected to customer networks via dedicated, high-speed data lines. Our solution aggregates years of experience gained from protecting each customer against attacks and leverages such experience for the collective benefit of all customers. The Heuristic Defense Infrastructure offers benefits over other security approaches by eliminating single points of failure, enhancing attack detection, delivering real-time defenses, and adapting continuously to external conditions. Customers can concentrate on their core business because the secure infrastructure for electronic commerce is provided by us.

RESULTS  OF  OPERATIONS

NINE  MONTHS  ENDED  DECEMBER  31,  1999  AND  2000

     SERVICE REVENUES. Service revenues consist of monthly fees for installation, recurring services and, to a lesser extent, fees for management and consulting services such as security audits. Service revenues were $7.5 million and $9.7 million for the quarters ended December 31, 1999 and 2000, respectively, which represents an increase of 29%. We had service revenues of $30.9 million in the nine months ended December 31, 2000, an increase of 52% from $20.4 million in the same period last year. The growth in our service revenues over this period resulted from an increase in revenues from both new and existing customers.

     TECHNOLOGY ACCESS REVENUE. We generate technology access revenues when we sell access to our technologies and methodologies to enable other companies to sell and deliver Pilot Protected access, hosting, and Extranet services. Technology access revenue is recognized upon a signed agreement and delivery of the technology unless there are related services that are considered to be essential to the utility of the technology. In the quarter and nine months ended December 31, 2000, we did not sell any technology and methodologies. We had technology access revenues of $1.0 million in the quarter and nine month ended December 31, 1999.

     COST OF REVENUES. Our cost of revenues is comprised primarily of our cost for network bandwidth, equipment costs and salaries and benefits for our customer service and operations personnel, including our network engineers, backbone engineers, network management and systems and installation personnel. Network bandwidth consists of costs for access to and use of third-party communications networks. Cost of revenues increased from $22.0 million, or 103% of revenue, in the nine-month period ended December 31, 1999 to $31.3 million, or 101% of revenue, in fiscal 2000. Cost of revenues increased from $8.2 million, or 97% of revenue, in the quarter ended December 31, 1999 to $10.8 million in the quarter ended December 31, 2000, or 112% or revenue. The increase in cost of revenues in absolute dollars was due to increased costs associated with the build-out and operation of our network security centers, including increased costs for network bandwidth, equipment costs and salaries and benefits for our customer service, engineering and operations personnel. We expect the cost of revenues to increase on an absolute basis at least through fiscal 2001 if customer expansion in our network security centers continues. As of December 31, 2000, we employed 147 people in this area, up from 91 as of December 31, 1999.

     SALES AND MARKETING. Our sales and marketing expenses are comprised primarily of salaries, commissions and benefits for our sales and marketing personnel and marketing expenses for items such as tradeshows and product literature. Our sales and marketing expenses increased from $9.5 million in the nine-month period ended December 31, 1999 to $13.2 million in the nine-month period ended December 31, 2000. Our sales and marketing expenses increased from $3.3 million during the quarter ended December 31, 1999 to $4.4 million for the quarter ended December 31, 2000. The increase was primarily the result of hiring additional sales and marketing personnel in connection with the expansion of our operations. As of December 31, 2000, we employed 64 people in this area, up from 51 as of December 31, 1999.

     ENGINEERING AND DEVELOPMENT. Our engineering and development expenses are comprised primarily of salaries and benefits for our engineering and development personnel and fees paid to consultants. These individuals work on researching changes in security threats and technology, development of new processes and methodologies, and integration of best-of-breed components into our secure operating environment. Our engineering and development expenses increased from $2.5 million in the nine-month period ending December 31, 1999 to $5.1 million in the nine-month period ended December 31, 2000. During the quarter ended December 31, 1999 and 2000, respectively engineering and development expenses were $1.1 million and $1.8 million. Our security and services development expenses grew from fiscal 2000 to fiscal 2001 primarily due to the addition of engineering personnel required to create and enhance our expanded service offerings. As of December 31, 2000, we employed 37 people in this area, up from 26 as of December 31, 1999.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses are comprised primarily of salaries and benefits for our general management and administrative personnel as well as fees paid for professional services. During the quarter ended December 31, 2000, general and administrative expenses increased to $1.8 million, as compared to $1.0 million in the same period in the prior year. Our general and administrative expenses increased from $2.7 million in the nine-month period ending December 31, 1999 to $4.2 million in the nine-month period ended December 31, 2000. The increase was primarily the result of increased bad debt expense, recruiting, travel, and costs for consultants and professional service providers. During the quarter, bad debt expenses increased $782,000, as compared to the same period in the prior year. Our bad debt expenses increased $1.5 million in the nine-month period ended December 31, 2000 as compared to the same period in the prior year. As of December 31, 2000, we employed 11 people in this area, compared to 18 as of December 31, 1999, with all of the reductions coming in the third quarter.

     INTEREST EXPENSE. During the quarter ended December 31, 2000, interest expense increased to $701,000 as compared to $472,000 in the same period in the prior year. Interest expense increased from $1.3 million in the nine-month period ended December 31, 1999 to $2.2 million in the nine-month period ended December 31, 2000. The increase in interest expense was due to full utilization of our line of credit, and the addition of capital lease agreements.

     INTEREST INCOME. During the quarter ended December 31, 2000, interest income was $249,000 as compared to $60,000 in the same period in the prior year. Interest income increased from $594,000 in the nine month period ended December 31, 2000 to $790,000 in the nine month period ended December 31, 1999. The increase in interest income was due to larger cash and cash equivalent and short-term investments during the period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2000, we had $7.6 million in outstanding equipment lease facilities that financed equipment purchases bearing interest rates of approximately 15%. Borrowings under the facilities are repayable in monthly installments of principal and interest over periods ranging from 36 to 48 months and are secured by a lien on the financed equipment and other assets. We are in default on the current payment to Transamerica Business Credit, one of our equipment lessors. We intend to make the required payment of $305,311 on February 20, 2001. As of December 31, 2000, we had fully utilized these lease facilities. We intend to secure additional equipment lease facilities to fund growth in capital equipment purchases.

     Cash used in operating activities was $8.2 million for the nine-month period ending December 31, 2000. The primary use of cash in operating activities was to fund on-going operations and expansion efforts. In the quarter ended December 31, 2000, the primary source of cash was from the collection of account receivables. The major source of cash during the nine-month period was from the issuance of redeemable convertible preferred stock, which provided $14.0 million, net of issuance costs. The primary use of cash in investing activities was for capital equipment and leasehold improvements to support increased capacity and services provided to customers. Capital expenditures for the nine-month period were $8.2 million.

     In June 2000, we sold 15,000 shares of redeemable convertible preferred stock directly to an investor at a price of $1,000 per share. The gross proceeds were $15.0 million. After transaction fees and costs of approximately $1.0 million, our net proceeds were approximately $14.0 million. As additional consideration, we issued a warrant to purchase 256,621 shares of common stock at 120% of the average market price immediately prior to the transaction, specifically $17.536 per share. We calculated a fair value of the warrant of $2.55 million, which is included as a component of additional paid-in capital. The fair value of the warrant was calculated using the Black-Scholes option pricing model using the following assumptions: dividend yield-none; contractual life-5 years; risk free interest rate-5.5%; volatility-85%. The principal rights, preferences and privileges of the holders of the redeemable convertible preferred stock are as follows:

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

     - The redeemable convertible preferred stock matures in 2002. The redeemable convertible preferred stock may be redeemed at maturity in either cash or common stock at the option of the Company, or under certain circumstances prior to maturity. The mandatory redemption price of each share of the redeemable convertible preferred stock is equal to the greater of (i) $1,000 plus all unpaid dividends and default premium thereon; and (ii) an amount determined by dividing the aggregate value of the share by the conversion price in effect on the redemption date and multiplying the resulting quotient by the average closing trade price of the Company's common stock on the five trading days immediately preceding the redemption date. Prior to maturity, the redeemable convertible preferred stock cannot be converted into more than 3,014,199 of the Company's outstanding shares of common stock. This maximum number of shares of common stock upon conversion includes shares of common stock that may be issued as dividends. At maturity, the Company may cause the preferred shares to be converted even if the then market price of the Company's common stock is low enough to require issuance of more than 3,014,199 of the Company's outstanding shares of common stock.

     -    The  redeemable   convertible   preferred   stock  has  a  liquidation
          preference of $1,000 per share plus accrued unpaid dividends accrued thereon.

     - The redeemable convertible preferred stock may be redeemed upon the occurrence of specified events, such as changes in control and the Company's failure to maintain listing of its common stock on NASDAQ or certain exchanges. The Company believes that the redeemable convertible preferred stock should be accreted to the redemption amount only if it becomes probable that an event triggering a redemption right will occur. The Company presently does not believe events that would trigger redemption are probable.

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

     The value of the exchange right is approximately $1.6 million, which is equal to the difference between the $1.5675 per share conversion price and the $2.625 per share fair value of the common stock (based on the closing price of he Company's common stock on October 31, 2000) multiplied by the 1,512,719 shares of common stock subject to the exchange right. The exchange right was recorded as a beneficial conversion feature of redeemable convertible preferred stock.

     During the nine months ended December 31, 2000, we received funding of an additional $4 million in capital equipment lease facilities from two lessors on terms substantially similar to previously existing equipment leases.

     On November 10, 1999, we completed an $8.0 million credit facility with a financial institution consisting of a $5.0 million revolving line of credit and a $3.0 million term loan. The line of credit is renewable in successive one-year terms and the term loan matures one year from the effective date. Both loans currently bear interest of 11% per annum. Additionally, the term loan must be pre-paid, without penalty, if we raise more than $15 million in equity. For each of our two subsequent $15 million equity transactions, the lender waived the pre-payment provision. The credit facility is secured by our general assets. As additional consideration, we issued a warrant to purchase 121,212 shares of common stock at $8.25 per share. We calculated a fair value of the warrant of $1.0 million which amount was capitalized and amortized over the expected term of the loan. On October 31, 2000, this financial institution extended our term to January 31, 2001. In connection with this extension, we agreed to certain covenants with the lender. One such covenant requires us to have $4.5 million of cash on December 15 and $3.75 million on December 31. The cash covenant requirement was renegotiated on January 9, 2001 and the amended cash balance requirement on December 31 was reduced to $2.25 million. In addition, the financial institution granted a waiver for the loss covenant for the month of December 2000.

     We have fully utilized the $8.0 million credit facility and did not repay the facility on the extended due date of January 31, 2001. On February 14, 2001, the lender agreed to extend this facility until April 30, 2001.

     If we are unable to generate sufficient cash flow from operations, or are unable to extend our existing credit facility past April 30, 2001, cure the default with Transamerica Business Credit or obtain additional equity or equipment financing, we may be required to sell assets, scale down our operations and expansion plans, refinance all or a portion of our existing indebtedness or seek other sources of financing earlier than planned, any of which could have a material adverse impact on our financial condition and ability to continue operations as we have conducted them in the past. Our working capital requirements depend upon several factors, including:


     - plans to incur substantial additional capital expenditures primarily for additions to and expansions of our network security centers;

     -    developing,  acquiring or licensing new applications and technologies;
          and

     - the level of resources that we devote to our sales and marketing activities.

     We will require additional financing for working capital and to maintain current on-going operating levels. We estimate a need for $15 - $20 million of debt or equity financing over the next twelve months in addition to our existing equipment lease and line of credit. We may not be successful in generating sufficient levels of cash from operations or in obtaining financing on commercially reasonable terms, or at all.

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

     In addition to the $30.0 million in aggregate equity investment in June 2000 and December 1999 and the $8.0 million credit facility completed in November 1999, we believe that we will require additional equity financing. Additional equity is needed primarily to fund sales and marketing expenses, as well as engineering expenses required to implement services to new customers. Therefore, the amount of new equity that we are able to raise is a factor in how fast we are able to grow our customer and revenue base. To maintain our current growth rate, we need to raise $15 million to $20 million of new financing over the next twelve months. We will need even more capital if we cannot renew or replace our present $8.0 million credit facility that expires on April 30, 2001 or if we cannot maintain our existing equipment lease financing. We may not be successful in obtaining required financing on commercially reasonable terms, or at all.

     We face several limitations on our ability to raise new capital, including the recent decline in our stock price. Our ability to raise new capital could also be affected by limitations on our ability to sell equity securities, including rights of first refusal and limits on certain offerings contained in the securities purchase agreement between Marshall Capital and us. If we are unable to raise adequate capital, our business could be materially and adversely affected.

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

WE  ARE  EXPERIENCING  OPERATING  LOSSES  AND  MAY  NOT  ACHIEVE  PROFITABILITY.

     We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since we began operations in 1993 and expect to continue to experience losses for the foreseeable future. As of December 31, 2000, we had an accumulated deficit of approximately $79.1 million. We experienced an increase in net loss in fiscal 1998, 1999 and 2000. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of our prospects difficult.

     Failure of our services to achieve market acceptance would have a material adverse effect on our revenues and results of operations. We cannot assure you that we will ever achieve profitability.

WE  ARE  INVOLVED  IN  SECURITIES  LITIGATION,  WHICH  MAY  BE DISRUPTIVE TO OUR
BUSINESS.

     During the third quarter, several purported stockholder class action suits were filed against us and certain of our officers and directors. The complaints generally allege that the market value of our common stock was unlawfully inflated as a result of statements we made. If we are not successful in defending against these suits, we may be subject to liability for the claims. In addition, the claims are likely to divert management's attention from the daily operation of our business.

OUR  STOCK  PRICE  IS  VOLATILE, WHICH MAY IMPAIR OUR ABILITY TO RAISE MONEY AND
CAUSE  OUR  INVESTORS  TO  LOSE  MONEY.

     Our stock price is very volatile. For example, our stock price has fluctuated from a low of $0.781 to a high of $50.38 in the past 12 months. In addition, our revenues or operating results may not meet the expectations of investors or securities analysts, contributing to the volatility of our stock price. The volatility of our stock price may impair our ability to raise money and may cause our stockholders to lose all or part of their investment.

THE CONVERSION OF OUR SERIES A CONVERTIBLE PREFERRED STOCK MAY HAVE A DILUTIVE IMPACT ON OUR SECURITY HOLDERS.

     The number of shares of common stock that may ultimately be issued upon conversion or exchange of shares of our Series A convertible preferred stock is presently undeterminable because the conversion price of the Series A convertible preferred stock is based on the price of the common stock at the time of the conversion. The conversion price of the Series A convertible preferred stock is equal to the lower of $18.266 and 101% of the average of the three lowest closing bid prices of the common stock for the 10 trading days immediately preceding the day of conversion. The conversion price in effect on December 31, 2000 was $0.781. Based on this conversion price, the conversion of approximately 4,725 shares of Series A convertible preferred stock outstanding would result in the issuance of 3,014,199 shares of common stock, which is the maximum number of shares of common stock that may be issued upon conversion or exchange of the Series A convertible preferred stock at the election of the holders of the Series A convertible preferred stock and which represents 19.99% of the number of shares of common stock outstanding on the issue date of the Series A convertible preferred stock. The conversion of 4,725 shares of Series A convertible preferred stock would leave 10,275 shares unconverted. 3,014,199 shares represents slightly less than 20.0% of our outstanding common stock based on the number of shares outstanding (prior to conversion of Series A convertible preferred stock) as of December 31, 2000.

     In October 2000, we granted to the holder of the Company's redeemable convertible preferred stock an exchange right with respect to approximately 2,371 shares of stock pursuant to which the holder may exchange one share of Series A redeemable convertible preferred stock for approximately 638 shares of the Company's common stock, up to an aggregate of 1,512,579 shares; shares issued under the exchange rate count against the overall limit of 3,014,199 shares of common stock issuable upon conversion of the redeemable convertible preferred stock. This exchange ratio is equivalent to a conversion price of $1.567 per share of common stock. The Company granted the exchange right to the holder in consideration for the holder's agreement to extend the deadline under the redeemable convertible preferred stock financing agreements related to the timing of the Company's 2000 annual meeting of stockholders. In November 2000, there were 264 shares of the Company's redeemable convertible preferred stock converted to 168,421 shares of common stock.

     The value of the exchange right is equal to the difference between the $1.5675 per share conversion price and the $2.625 per share fair value of the common stock (based on the closing price of Pilot's common stock on October 31, 2000), multiplied by the 1,512,579 shares of common stock subject to the conversion feature. The impact of the exchange right on the Company's net loss available to common stockholders for the quarter ending December 31, 2000 was $1.6 million.

     The following table illustrates how the number of shares of common stock issuable upon conversion of all 15,000 shares of Series A convertible preferred stock the Series A convertible preferred stock would increase if the market price of our common stock were to fall, causing the conversion price of the Series A convertible preferred stock to decline as well:

Conversion Price . . . . . . . . . . . . . . .  $    15.00   $    12.00   $     8.00   $     5.00
Number of Shares of Common Stock Issuable upon
Conversion . . . . . . . . . . . . . . . . . .   1,000,000    1,250,000    1,875,000    3,000,000
Percentage of Shares of Common Stock
Outstanding (prior to conversion of Series A
redeemable convertible preferred stock) as of
December 31, 2000. . . . . . . . . . . . . . .         6.6%         8.3%        12.4%        19.9%

     In addition to the conversion and exchange features of the Series A convertible preferred stock, we may elect to issue more than 3,014,199 shares of common stock in June 2002 upon redemption at maturity of the Series A convertible preferred stock for common stock rather than for cash. The redemption price is based on the average closing bid price of our common stock for the five trading days proceeding the date of redemption. Accordingly, a redemption for common stock at maturity of the Series A convertible preferred stock could result in considerable dilution to our common stockholders. The following table illustrates this dilution, in each case giving effect to the issuance of 1,512,579 shares of common stock pursuant to the exchange right described above and assuming that the remaining 12,629 shares of Series A convertible preferred stock remain outstanding on the date of redemption and are redeemed for shares of common stock at the redemption price described above:

Redemption Price                                $    12.00   $     8.00   $     4.00   $     1.57
Number of Shares of Common Stock Issuable upon
Redemption . . . . . . . . . . . . . . . . . .   2,564,996    3,091,204    4,669,829    9,569,378
Percentage of Shares of common Stock
Outstanding (prior to conversion of Series A
redeemable convertible preferred stock as of
December 31, 2000. . . . . . . . . . . . . . .        17.0%        20.5%        30.9%        63.3%

THE ISSUANCE OF SHARES OF COMMON STOCK UPON CONVERSION OF THE SERIES A CONVERTIBLE PREFERRED STOCK COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     As described above, the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock would increase if the market price of our common stock were to fall. Those shares of common stock may be sold into the public market, increasing the number of shares of our common stock which are freely tradable. Accordingly, any increased issuance of our common stock resulting from a lowered conversion price could place additional downward pressure on the price of our common stock generally.

THE  INTERESTS  OF  THE  HOLDERS  OF  SERIES  A  CONVERTIBLE PREFERRED STOCK MAY
CONFLICT  WITH  THE  INTERESTS  OF  HOLDERS  OF  COMMON  STOCK.

     The holders of Series A convertible preferred stock may benefit from a reduction in the market price of our common stock, particularly in the short term, because a reduction in the market price of our common stock reduces the conversion price of the Series A convertible preferred stock. As a result, the interests of the holders of Series A convertible preferred stock may, in some instances, conflict with the interests of the holders of common stock.

WE EXPECT THIRD PARTIES TO DELIVER PILOT PROTECTED ACCESS, HOSTING AND EXTRANET SERVICES IN ORDER TO GENERATE REVENUES.

     In fiscal 2000, we sold technology and consulting services to enable two telecommunications carriers to embed Pilot's Heuristic Defense Infrastructure in several of their security centers. As part of the relationship with these carriers, we expect to receive a recurring fee based on the total revenue generated through the Heuristic Defense Infrastructure. In exchange, we will provide security monitoring for network traffic using the Heuristic Defense Infrastructure. The success of these relationships and similar relationships we intend to establish with other telecommunications carriers will impact our ability to successfully grow our business in a more profitable and less capital intensive manner than with Pilot-owned Network Security Centers. While the telecommunications carriers have committed capital and operational resources to these projects, as of December 31, 2000, none of these third-party centers are fully operational or generating any revenue to Pilot. There are no guarantees that these centers will ever be operational or that they will generate material revenues or earnings for us. To the extent one or both of the carriers elect not to proceed with using the Heuristic Defense Infrastructure or if the implementation is materially delayed, there could be a material adverse effect on our ability to expand operations and improve our operating results and financial condition.

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

WE  MAY  NOT  BE  ABLE  TO  EFFECTIVELY  MANAGE  OUR  GROWTH.

     Any inability on our part to manage effectively our expansion may have a material adverse effect upon our business. Our current plans are to expand domestically and internationally by developing relationships with third parties that add Network Security Centers in new locations and expanding Network Security Centers in existing locations. This expansion will require us or our third party relationships to expend substantial resources for leases and improvements of facilities, purchases of equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support, and sales and marketing personnel. To integrate the components needed to deliver the services requires, we use highly skilled security and operations personnel who are in short supply in today's marketplace. Our ability to execute on our growth plans may be adversely impacted if we are unable to hire and train additional security and operations personnel.

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

THE  EXPANSION  OF  OUR  INTERNATIONAL  OPERATIONS  EXPOSES  US  TO  RISKS.

     A key component of our long-term strategy is to expand into international markets. We are currently expanding in Europe and Australia through our relationships with telecommunications carriers. If that strategy is not successful, then we would have to consider building our own Network Security
Centers in these regions, which would require more capital and increase our expenses. Operations in Europe and Australia could expose us to a number of risks, including:

     -    staffing and managing foreign operations;

     -    increased financial accounting and reporting complexities;

     -    potentially adverse tax consequences;

     -    the loss of revenues resulting from currency fluctuations;

     -    compliance  with a wide variety of complex  foreign laws and treaties;
          and

     -    licenses, tariffs and other trade barriers.

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

OUR ABILITY TO DELIVER OUR SERVICES WILL SUFFER IF WE ARE UNABLE TO OBTAIN COMPONENTS AVAILABLE IN LIMITED QUANTITIES OR FROM A SINGLE SOURCE.

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


PART II.  OTHER  INFORMATION.

ITEM 1.   LEGAL  PROCEEDINGS

          During the third quarter, thirteen purported shareholder class action lawsuits were filed against Pilot Network Services, Inc. (the "Company") and certain of its officers and directors in the United States District Court for the Northern District of California:

          Case Name  Case No.  Date Filed
          ------------------------------------------------------------------------------------
          St. John, et al.  v. Pilot Network Services, Inc., et al.  C 00-3862 PJH   10/18/00
          Capece, et al. v. Pilot Network Services, Inc., et al.     C 00-21072 PVT  10/19/00
          Juetten, et al. v. Pilot Network Services, Inc., et al.    C 00-03914 BZ   10/23/00
          Olsen, et al. v. Pilot Network Services, Inc., et al.      C 00-21090 PVT  10/24/00
          Minzer, et al. v. Pilot Network Services, Inc., et al.     C 00-03952 JCS  10/26/00
          Galton, et al. v. Pilot Network Services, Inc., et al.     C 00-03989 MJJ  10/27/00
          Shapiro, et al. v. Pilot Network Services, Inc., et al.    C 00-03966 WDB  10/26/00
          Porter, et al. v. Pilot Network Services, Inc., et al.     C 00-4094 EDL   11/06/00
          Zycherman, et al. v. Pilot Network Services, Inc., et al.  C 00-21143 EAI  11/09/00
          Dimberg, et al. v. Pilot Network Services, Inc., et al.    C 00-4227 WHO   11/14/00
          Jorgensen, et al. v. Pilot Network Services, Inc., et al.  C 00-4417 JL    11/27/00
          Phillips, et al. v. Pilot Network Services, Inc., et al.   C 00-21229 JW   12/06/00
          Wilson, et al. v. Pilot Network Services, Inc., et al.     C 00-4629 EDL   12/08/00

          The complaints allege generally that certain Company statements were false and misleading when made and that those statements unlawfully inflated the market value of the Company's stock. The lawsuits seek monetary damages and unspecified injunctive relief. The cases have been consolidated into one action identified as: In re Pilot Network Services, Inc. Securities Litigation, Case No. C 00-3862 PJH. In accordance with the Private Securities Litigation Reform Act ("PSLRA"), the Court has appointed a lead plaintiff to act on behalf of the purported class. The Court has ordered the lead plaintiff to file a consolidated complaint. Under the PSLRA, discovery is stayed until the Court concludes that the consolidated complaint is sufficient to maintain a claim. The Company intends to vigorously defend itself against all claims.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          The Company is in default on the current payment to Transamerica Business Credit, one if its equipment lessors; the Company intends to make the required payment of $305,311 on February 20, 2001.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          An annual meeting of the stockholders of the Company was held on December 20, 2000. The Company's stockholders elected the Board's nominee as a Class II director by the votes indicated:

                    Nominee         Votes For       Abstentions
                  Mr. O'Rourke      14,043,770        125,801
                  ------------      ----------      ------------

          The Class I directors are M. Marketta Silvera and Thomas B. Kelly, with one Class I vacancy, whose current terms will end at the Annual Meeting of Stockholders in 2001.

          At the meeting the stockholders also approved proposal number 2 (authorizing the Board to issue more than 3,014,199 shares of common stock to redeem at maturity the Company's outstanding convertible redeemable preferred stock) and proposal number 3 (ratifying the appointment of KPMG LLP as the Company's auditors for the fiscal year ending March 31, 2001). The vote of proposal number 2 was 5,488,300 votes in favor, 206,607 votes against and 13,384 abstentions, while the vote on proposal number 3 was 14,050,523 votes in favor, 78,534 votes against and 40,514 abstentions.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          a.  Exhibits

Exhibit Number  Document Description
--------------  ---------------------------------------------------------

                Amendment and Extension Agreement, dated as of
         10.02 October 26, 2000 between Pilot Network Services, Inc. and Greyrock Capital, a Division of Banc of America Commercial Finance Corporation


                Amendment to Loan Agreement, dated as of January 9,
         10.03  2001 between Pilot Network Services, Inc. and
                Greyrock Capital, a Division of Banc of America
                Commercial Finance Corporation

                Amendment to Loan Agreement, dated as of February
         10.04  14, 2001 between Pilot Network Services, Inc. and
                Greyrock Capital, a Division of Banc of America
                Commercial Finance Corporation

          b.    Reports  on  Form  8-K

          November 2, 2000. On October 31, 2000, Pilot Network Services, Inc. issued a press release announcing: (i) the Company's financial results for the fiscal quarter ended September 30, 2000; (ii) the results of a formal review undertaken by the Audit Committee of the Company's Board of Directors into the Company's quarterly closing procedures and its revenue recognition practices; and (iii) that the Company had entered into an agreement with Marshall Capital Management, Inc. ("Marshall Capital"), the sole holder of all 15,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") related to a waiver of the Company's failure to hold its 2000 annual meeting of stockholders on or before October 1, 2000 as required under the Series A Preferred financing agreements. Under the letter agreement, the Company has granted to Marshall Capital an exchange right with respect to approximately 2,371 shares of Series A Preferred pursuant to which Marshall Capital may exchange one share of Series A Preferred for approximately 638 shares of the Company's common stock.

          November 8, 2000. Purported stockholder class action lawsuits were filed against Pilot Networks Services, Inc (the "Company") and certain of its officers and directors alleging generally that certain statements made by the Company were false and misleading when made and that those statements unlawfully inflated the market value of the Company's stock.







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




February  14,  2000          /S/  Marketta  Silvera
-------------------          ----------------------
                             M.  Marketta  Silvera
                             President  and  Chief  Executive  Officer


                             /s/  Donald  J.  Marsee
                             -----------------------
                             Donald  J.  Marsee
                             Interim  Chief  Financial  Officer
                             (Principal  Financial  and  Accounting  Officer)